Form 10QSB
period 1996-03-31
H E R C PRODUCTS INC
filed 1996-05-14
CIK 919010

                         U.S. SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                                     Form 10-QSB


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                            Commission File Number 1-13012

                            H.E.R.C. PRODUCTS INCORPORATED


State of Incorporation: Delaware  IRS Employer Identification Number: 86-0570800


                                3622 North 34th Avenue
                                Phoenix, Arizona 85017

                                    (602) 233-2212


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES          X           NO
                                -------------       -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 Outstanding at
              Class                              May 7, 1996
              -----                              ---------------
         Common stock, $.01 par value               6,253,277

                    H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARY


Index To Consolidated Financial Statements

PART I. FINANCIAL INFORMATION                                Page No.

    Consolidated Financial Statements:
    Consolidated Balance Sheets
         March 31, 1996 and December 31, 1995                   3
    Consolidated Statements of Operations
         Three Months Ended March 31, 1996 and 1995             4
    Consolidated Statement of Stockholders' Equity
         Three Months Ended March 31, 1996                      5
    Consolidated Statements of Cash Flows
         Three Months Ended March 31, 1996 and 1995             6

    Notes to Consolidated Financial Statements                  7

    Management's Discussion and Analysis of Financial
         Condition and Results of Operations                   11


PART II.  OTHER INFORMATION                                    13

                  H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARY

                           Consolidated Balance Sheets


                                                  March 31,      December 31,
                                                   1996             1995
                                                  ---------      ------------
                                                 (Unaudited)
ASSETS
  CURRENT ASSETS
       Cash and cash equivalents                  $  168,217       $  331,601
       Trade accounts receivable, net of an
           allowance for doubtful
           accounts of $7,637                        318,163          251,201
       Inventories                                   625,614          577,836
       Other receivables                              14,613           22,422
       Prepaid expenses                               17,136           16,351
                                                  ----------       ----------
           Total Current Assets                    1,143,743        1,199,411
                                                  ----------       ----------
  PROPERTY AND EQUIPMENT
       Property and equipment                        330,412          352,638
       Less accumulated depreciation                 110,408          109,863
                                                  ----------       ----------
           Net Property and Equipment                220,004          242,775
                                                  ----------       ----------
  OTHER ASSETS
       Patents, net of accumulated amortization
           of $45,754 and $39,801, respectively      207,283          205,757
       Patents pending                                97,513           78,083
       Deferred private offering costs               101,462          -
       Goodwill, net of accumulated amortization
           of $78,587 and $57,154 respectively     1,636,026        1,649,377
       Certificates of deposit, pledged               -                75,628
       Refundable deposits                             6,192            5,817
       Other                                          13,270           14,304
                                                  ----------       ----------
           Total Other Assets                      2,061,746        2,028,966
                                                  ----------       ----------
                                                  $3,425,493       $3,471,152
                                                  ----------       ----------
                                                  ----------       ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
       Notes payable, including current
           portion of long-term debt              $  241,034       $  245,131
       Accounts payable                              336,742          203,739
       Accrued wages                                  16,797           18,198
       Other accrued expenses                         42,427           44,630
                                                  ----------       ----------
           Total Current Liabilities                 636,999          511,698
                                                  ----------       ----------
  LONG-TERM LIABILITIES
       Long-term debt, net of current portion        791,161          537,599
       Deferred rent                                   5,126            5,126
                                                  ----------       ----------
           Total Long-Term Liabilities               796,287          542,725
                                                  ----------       ----------
           Total Liabilities                       1,433,286        1,054,423
                                                  ----------       ----------

  STOCKHOLDERS' EQUITY
       Preferred stock, $0.01 par value;
           authorized 1,000,000 shares,
           none issued                               -               -
       Common stock, $0.01 par value;
           authorized 10,000,000 shares; issued
           and outstanding 2,928,441 shares           29,284           29,284
       Additional paid-in capital                  7,812,619        7,812,619
       Accumulated deficit                        (5,849,696)      (5,425,174)
                                                  ----------       ----------
           Total Stockholders' Equity              1,992,207        2,416,729
                                                  ----------       ----------
                                                  $3,425,493       $3,471,152
                                                  ----------       ----------
                                                  ----------       ----------

             See accompanying notes to consolidated financial statements.

                    H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARY

                        Consolidated Statements of Operations
                                     (Unaudited)

                                                 Three Months Ended March 31,
                                                    1996             1995
                                                -----------      ------------
Sales                                           $  473,549       $  215,062
Cost of Sales                                      310,197          256,400
                                                ----------       ----------
Gross profit (loss)                                163,352          (41,338)
                                                ----------       ----------
Selling Expenses                                   200,725          109,115
                                                ----------       ----------
General and Administrative Expenses                401,478          338,909
                                                ----------       ----------
Operating loss                                    (438,852)        (489,362)
                                                ----------       ----------

Other Income (Expenses)
     Other income (expense)                         17,893           19,720
     Interest expense                               (3,564)          (1,401)
                                                ----------       ----------
        Total other income (expenses)               14,329           18,319
                                                ----------       ----------
Loss before (benefit) taxes on income             (424,522)        (471,043)
(Benefit) Taxes on Income                           -               -
                                                ----------       ----------
Net Loss                                        $ (424,522)      $ (471,043)
                                                ----------       ----------
                                                ----------       ----------
Loss Per Share                                  $     (.14)      $     (.21)
                                                ----------       ----------
                                                ----------       ----------
Weighted Average Common Shares and Share
     Equivalents Outstanding                     2,928,441        2,250,000
                                                ----------       ----------
                                                ----------       ----------


             See accompanying notes to consolidated financial statements.

                    H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARY

                          Statement of Stockholders' Equity
                                     (Unaudited)



                                      Common Stock           Additional
                                   ---------------------       Paid-in          Accumulated
                                    Shares      Amount         Capital            Deficit               Total
                                    ------      ------         -------            -------               -----
Balance, January 1, 1996           2,928,441    $29,284      $7,812,619         $(5,425,174)         $2,416,729
Net loss                               -            -              -               (424,522)           (424,522)
                                   ---------    -------      ----------         ------------         -----------
Balance, March 31, 1996            2,928,441    $29,284      $7,812,619         $(5,849,696)         $1,992,207
                                   ---------    -------      ----------         ------------         -----------
                                   ---------    -------      ----------         ------------         -----------


             See accompanying notes to consolidated financial statements.

                    H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARY

                        Consolidated Statements of Cash Flows
                                     (Unaudited)


                                                   Three Months Ended March 31,
                                                      1996             1995
                                                   -----------      -----------
Cash Flows From Operating Activities
   Net loss                                        $ (424,522)      $  (471,043)
                                                   ----------       -----------
   Adjustments to reconcile net loss
     to net cash used in operating activities
        Depreciation and amortization                  42,690            11,190
        Cost of equipment sold in the
          ordinary course of business                  17,446           160,971
        (Increase) decrease in assets
          Trade accounts receivable                   (75,324)           27,599
          Inventories                                 (47,778)          (65,968)
          Other receivables                            12,151            16,128
          Prepaid expenses                             (4,565)            4,302
          Other assets                                 74,978            11,250

   Refundable deposits                                   -                 (431)
     Increase (decrease) in liabilities
       Accounts payable                               133,003            17,377
       Accrued wages                                   (1,401)          (40,986)
       Other accrued expenses                          (6,300)          (38,788)
       Customer deposits                                 -              (75,000)
                                                   ----------       -----------
             Total adjustments                        144,900            27,644
                                                   ----------       -----------
             Net cash used in operating
               activities                            (279,622)         (443,399)
                                                   ----------       -----------
Cash flows From Investing Activities
   Capital expenditures                                (8,956)          (17,363)
   Expenditures related to patents and
     patents pending                                  (26,908)           (6,330)
                                                   ----------       -----------
             Net cash used in investing
               activities                             (35,864)          (23,693)
                                                   ----------       -----------
Cash Flows From Financing Activities
   Proceeds from issuance of notes payable
     and long-term debt                               275,000              -
   Principal payments under long-term debt
     obligations                                      (21,438)           (6,478)
   Deferred private offering costs                   (101,482)             -
                                                   ----------       -----------
             Net cash provided by (used in)
               financing activities                   152,102            (6,478)
                                                   ----------       -----------
Net Decrease in Cash and Cash Equivalents            (163,384)         (473,570)
Cash and Cash Equivalents, at beginning of
  quarter                                             331,601         2,016,241
                                                   ----------       -----------
Cash and Cash Equivalents, at end of quarter        $ 168,217       $ 1,542,671
                                                   ----------       -----------
                                                   ----------       -----------
Supplemental Disclosures of Cash Flow Information
   Cash paid during the quarter for interest        $   3,564       $     1,401
                                                   ----------       -----------
                                                   ----------       -----------



             See accompanying notes to consolidated financial statements.

                  H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARY

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - Basis of Presentation

The unaudited consolidated financial statements are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in an annual Form 10-KSB filing. Accordingly, these consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and the footnotes therein included within the Company's Form 10-KSB for the year ended December 31, 1995.

The consolidated financial statements have been prepared in accordance with the Company's customary accounting practices and have not been audited. In the opinion of management, the consolidated financial statements reflect all adjustments necessary to report fairly the Company's financial position and results of operations for the interim period. All such adjustments are normal and recurring in nature. The interim consolidated results of operations are not necessarily indicative of results to be expected for the year ending December 31, 1996.

NOTE 2 - Inventories

Inventories are summarized as follows:

                             March 31, 1996   December 31, 1995
                             --------------   -----------------
Raw Materials                  $  55,418         $  40,064
Work in Progress                   2,966            46,889
Finished Goods                   567,230           490,883
                               ---------         ---------
    Total                      $ 625,614         $ 577,836
                               ---------         ---------
                               ---------         ---------

NOTE 3 - Agreement of Merger

On May 1, 1995, the Company acquired all of the outstanding capital stock of CCT Corporation ("CCT") in a merger transaction by which CCT has become a wholly-owned subsidiary of the Company. CCT, based in Carlsbad, California, manufactures and distributes environmentally friendly proprietary agriculture products. Shelby A. Carl, Chairman Emeritus of the Board of the Company, was (through the Shelby A. Carl trust) the majority stockholder of CCT, and his son, S. Steven Carl, was the minority stockholder. The merger transaction has been accounted for as a purchase with the results of operations of CCT included in the Company's consolidated financial statements from the date of the acquisition. As a result of this transaction, goodwill of $1,706,531 was recorded.

The terms of the Agreement of Merger provide that the former stockholders of CCT will receive an aggregate number of shares of the Company's common stock equal to the sum of the "First Payment Shares" and the "Second Payment Shares." The "First Payment Shares" is that number of shares of the Company's Common Stock equal to (i) ten multiplied by (ii) CCT's earnings for its fiscal year ended April 30, 1995 ("CCT's 1995 Earnings") (such product being referred to as the "1995 Multiple") and divided by (iii) $3.00, (on March 16, 1995, the date of the Letter of Intent between H.E.R.C. and CCT, the last sale price of the H.E.R.C. common stock, as quoted on NASDAQ, was $2.00); provided that the number of First Payment Shares shall not exceed 533,333. The "Second Payment Shares" is that number of shares of the Company's common stock equal to the lesser of (i) eight multiplied by the difference between (A) CCT's earnings for the year ending December 31, 1996 ("CCT's 1996 Earnings") and (B) CCT's 1995 Earnings and (ii) $1,600,000 divided by the average of the closing prices of the Company's common stock for the last ten trading days of 1996, as reported by NASDAQ; provided that
(i) the number of Second Payment Shares shall be zero if CCT's 1996 Earnings are less than 1.9375 times

                  H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARY

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

CCT's 1995 Earnings and (ii) for purposes of calculating the number of Second Payment Shares and for purposes of the preceding clause (i) of this provision, CCT's 1995 Earnings shall be deemed not to exceed $160,000.

Pursuant to the Agreement of Merger, the number of first Payment shares issued to the Messrs. Carl was reduced by the sum of payments made by CCT in satisfaction of debt owed by CCT the Messrs. Carl to Good-Miles Partnership divided by $3.00 per share ("Good-Miles Payment Shares"). At May 1, 1995, the amount of such debt ("Good-Miles Debt") was $358,973, of which $100,000 has been paid by CCT since that date.

Based upon the audited financial statements of CCT for the year ended April 30, 1995, CCT's 1995 Earnings were $190,017. Accordingly, the Company issued to the Messrs. Carl an aggregate of 533,333 First payment Shares, reduced by 33,333 shares as a result of the repayment by CCT of $100,000 of the Good-Miles Debt. Pursuant to the Agreement of Merger, 90,309 of the First Payment Shares were placed in escrow with the Company's general counsel ("Escrow Shares"), representing the number of shares, valued at $3.00 per share, equal to the remaining amount of Good-Miles Debt, including interest to maturity. By agreement dated January 10, 1996, Messrs. S. Steven Carl and Shelby A. Carl agreed that the Good-Miles debt would be satisfied solely by the shares in escrow and, if necessary, any additional shares owned by the Messrs. Carl. The agreement dated January 10, 1996 is being further negotiated to determine the number of shares required to satisfy the debt.

The following pro forma results for the quarter ended March 31, 1995 are unaudited and were prepared as if the aforementioned acquisition had occurred at the beginning of the period presented:

                                    Quarter Ended March 31, 1995
                                    ----------------------------
Sales                                       $ 805,355
                                            ---------
Net loss                                    $(438,942)
                                            ---------
Net loss per share                          $   (0.17)
                                            ---------

NOTE 4 - Investment in Joint Venture

In November 1993 and January 1994, the Company entered into an operating agreement and supply/service agreement with Conair Corporation ("Conair") to form a limited liability company (the "LLC"), H.E.R.C. Consumer Products Company, under the Illinois Limited Liability Company Act effective January 1, 1994. The Company and Conair are the members of the LLC. The LLC is licensed by the Company to utilize certain of its trade names and trademarks in the production and marketing of the consumer products business of the Company. Conair is solely responsible for funding the operations of the LLC. The Company sold all of its consumer products inventory on hand at its cost at the effective date of the agreement to Conair. The Company accounts for its investment in the LLC by use of the equity method of accounting. Accordingly, sales of the LLC are not reported as sales of the Company.
Since the Company's investment in the joint venture is zero, its proportionate share of cumulative losses, ($35,750) as of March 31, 1996, has not been recognized to date.

The Company will continue to develop consumer products to be sold by the LLC. The Company will be reimbursed by the LLC in an amount equal to 3% of the LLC's net sales for the three-year period beginning on the effective date of the agreement. After such three-year period, the Company will be reimbursed for its research and development costs directly attributable to products sold by the LLC in an amount not to exceed 3% of the net sales for products sold by the LLC. At March 31, 1996, the Company was owed $165,129 by the LLC for the above mentioned reimbursement of 3% of net sales plus all other additional charges.

                  H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARY

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

The Company received a $200,000 advance from Conair as an advance against expected profits of HCPC which, including $20,000 of accrued interest expense, has been included in Notes Payable in the Company's consolidated financial statements. The Company is negotiating with Conair regarding an agreement pursuant to which this debt will be reduced by certain amounts owed or to become owed by Conair to the Company, repaid only from cash distributions of HCPC and/or repayment installments in the future. There can be no assurance that the Company will be successful in its negotiations.

The Company is entitled to 50% of the profit or loss of the LLC through December 31, 1996. After that date, the agreement provides for profit or loss sharing based on the cumulative sales performance of the LLC for the three-year period ending December 31, 1996 ("Initial Period"). For cumulative sales during the Initial Period from $7.5 million to $16 million, the Company's profit sharing percentage ranges from 100% to 50%. For cumulative sales during the Initial Period from $16 million to $39 million, the Company's profit sharing percentage is 50%. For cumulative sales during the Initial Period from $39 million to $60 million, the Company's profit sharing percentage ranges from 45% to 35%. The Company is entitled to receive noncumulative distributions of the profits of the LLC, to the extent available, equal to $360,000 for each of the first two years and $280,000 for the third year of the agreement. No such distribution was made during 1996 or 1995. Upon dissolution of the LLC, it's net assets will be distributed to its members based upon the terms of various agreements.

Conair will act as the sole managing member and thereby direct the operations of the LLC during the three-year period ending December 31, 1996.
Thereafter, management of the LLC shall be determined based on cumulative sales performance during that same three-year period. For cumulative sales from $7.5 million to $12 million, the Company will be sole managing member. For cumulative sales from $12 million to $16 million, the Company and Conair will share management control. If cumulative sales exceed $16 million, then Conair shall be the sole managing member.

As managing member, Conair has agreed that when it determines that the operations of the LLC have generated cash in excess of Conair's reasonable determination of what is required for the future successful operation of the LLC then Conair shall, after consulting with the Company, make a distribution of profits to the members.

Under the terms of the supply/service agreement, the Company and the LLC will purchase all of their consumer products requirements, as defined, from Conair during the term of the agreement. The LLC will purchase the products at a price which results in a gross profit of 18% to Conair. All agreements with Conair will terminate only upon agreement of the members or the failure of the LLC to achieve cumulative sales of $7.5 million for the three-year period ending December 31, 1996.

A summary of the results of the operations of the LLC for the quarters ended March 31, 1996, and 1995 are as follows (unaudited):


                                              March  31, 1996      March 31, 1995
                                              ---------------      --------------
         Net Sales                                $400,000            $404,000
         Cost of Sales                             234,000             229,000
                                                  --------            --------
         Gross Profit                              166,000             175,000
         Selling Expenses                          113,000              96,000
         General & Administrative Expenses          39,000              72,000
                                                  --------            --------
         Net Income                               $ 14,000            $  7,000
                                                  --------            --------
                                                  --------            --------


                  H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARY

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 5 - Non Cash Investing Activities

For purposes of the Statements of Cash Flows, for the quarter ended March 31, 1995, equipment with a cost of $292,324 was reclassified as inventory held for sale. Of that total, $160,971 was sold during the quarter ended March 31, 1995.

Note 6 - Subsequent Events

In April 1996, the Company completed the private placement of 3,214,902 units. Each unit consisted of one common share and one warrant. The Company received proceeds of approximately $2,331,000, net of $402,000 in expenses directly related to the offering. Each warrant entitles the holder to purchase, within three years from the closing date, one share of common stock at a price of $2.00 per share, subject to adjustment. The shares sold and the shares underlying the warrants sold in this private placement have registration rights and are subject to a one-year lock up provision. The placement agent in this offering received a unit purchase option entitling it to purchase 321,490 units, within five years from the closing date, at a price of $.935 per unit.

During 1996, the Company's Chief Executive Officer and Chairman Emeritus advanced an aggregate of $325,000 to the Company. Concurrent with the aforementioned private placement, the Company satisfied its repayment obligation through the issuance of 382,353 units. The units issued to these individuals are included in the amounts noted above.

Fees, costs and expenses incurred prior to the private offering are capitalized and will be charged against the proceeds therefrom.

                   H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales during the first quarter of 1996 totaled $473,549, reflecting an increase of 120% from first quarter sales in 1995 of $215,062. The increase was due primarily to sales of agricultural products which contributed $439,246 in revenues for the three months ended March 31, 1996. Industrial water treatment product revenues for the quarter ended March 31, 1996 decreased 84% to $34,303 from $215,062 for the three months ended March 31, 1995. The decrease is due primarily to the sale of two Mobile Recirculation Units ("MRUs") in 1995 for approximately $150,000. An MRU unit is a mobile unit with pumping machinery used to deliver the chemical products of the Company into the water system being treated.

The gross profit margin as a percentage of sales increased to 34% for the first quarter of 1996 compared to a negative gross margin of 19% for the first quarter of 1995. The increase is due to the sale of agricultural chemicals. The negative gross margin for the three months ended March 31, 1995 can be attributed to the Company's marketing efforts for its PIPE KLEAN product. Fixed operating costs of maintaining the physical production plant, such as rent, utilities, repairs and maintenance, insurance and indirect labor have increased, while the sales volume of industrial products was not sufficient to absorb them. Management expects, but can make no assurance that the gross margin will continue to fluctuate based on the seasonality of its agricultural product sales, but in general will continue to increase in the foreseeable future.

The Company incurred $200,725 of selling expenses and $401,478 of general and administrative expenses in the first quarter of 1996 compared to $109,115 and $338,909, respectively, in the first quarter of 1995, representing an increase of $91,610 in selling expenses and an increase of $62,569 in general and administrative expenses. The increase in selling expenses is due primarily to the expanded services and associated costs of CCT Corporation and its staff. Approximately $70,000 of the increase in selling expenses and all of the increase in general and administrative expenses were attributable to the expanded services and associated costs of CCT Corporation. The Company believes it will be necessary to further expand the selling infrastructure in order to successfully focus on marketing its various products.

The Company incurred a loss of $424,522 for the quarter ended March 31, 1996, compared to a loss of $471,043 for the quarter ended March 31, 1995. The Smaller loss was due primarily to an increase in sales volume and a proportionally smaller cost of goods sold but was largely offset by higher general and administrative expenses.

The Company has, and anticipates that it will continue to have, increased selling and administrative expenses in connection with its shift in focus from consumer products to industrial and agriculture products. These expenses will be incurred in the marketing of the Company's industrial products, through attendance at trade shows and industry conferences, advertising, on site demonstrations of the Company's technology and the use of marketing consultants outside the Company.

The Company's other income decreased from $18,319 for the quarter ended March 31, 1995 to $14,329 for the quarter ended Marrch 31, 1996. This decrease in other income was largely attributable to an increase in interest expense from $1,401 to $3,564 for the quarters ended March 31, 1995 and 1996 respectively.


LIQUIDITY AND CAPITAL RESOURCES

The Company's net cash used in operating activities for the first quarter of 1996 was $279,622 compared to net cash used in operating activities for the first quarter of 1995 of $443,399. This decrease in net cash used in operating activities is due primarily to an increase in accounts payable. On May 1, 1995, the Company acquired all of the outstanding stock of CCT in a merger transaction by which CCT became a wholly owned subsidiary of the Company. At March 31, 1996, the Company had cash and cash equivalents of $168,217 and working capital of $506,744 compared with cash and cash equivalents of $1,542,671 and working capital of $1,683,396 at March 31, 1995. The decrease in both cash and cash equivalents and working capital is due principally to the expenditure of cash for the normal operations of the Company.

On April 3, 1996, the Company sold 3,214,902 units in a private placement, raising gross proceeds of $2,732,668 and net proceeds of approximately $2,331,000. Each unit consisted of one share of the Common Stock of the Company par value $.01 per share ("Common Stock"), and one Common Stock Purchase Warrant ("Warrant"). Each Warrant entitles the holder thereof to purchase one share of Common Stock for $2.00 until April 3, 1999. The Company may call the Warrants for redemption at a price of $.01 per Warrant, on not less than 30 days prior written notice, if the last sales price of the Common Stock has been at least $5.00 per share on all 20 of the trading days ending on the third day prior to the date on which notice of redemption is given, if the Company has an effective registration statement under the Securities Act of 1933 covering the resale of the shares issuable upon exercise of the Warrants. The Company is obligated to register the Common Stock issued in the offering and underlying the Warrants for resale by the holders.

The Company plans to use the proceeds from the Private Placement and cash flow in the marketing of its water system treatment products, developing, licensing and purchasing of the rights of new biorational agricultural products and for working capital for general corporate purposes. The Company's capital requirements have been and will continue to be significant. The Company is not currently generating sufficient cash flow to fund its operations, and there can be no assurance that the Company will be able to generate cash flows in the future which will be sufficient to fund its operations. Assuming no change in the level of the business of the Company, it is anticipated that the proceeds from the private placement consummated April 3, 1996, together with existing cash resources, will be sufficient to meet its anticipated working capital requirements for approximately 12 months. If additional financing is needed, the Company will be required to borrow, sell additional securities or seek other new sources of financing or may be required to curtail or reduce its activities. The Company has no current arrangements with any sources with respect to additional financing. There can be no assurance that any sources of additional financing will be available to the Company on acceptable terms, or at all. To the extent that any future financing involves the sale of the Company's equity securities, the interest of the Company's then-stockholders could be substantially diluted.

                  H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARY


PART II:  OTHER INFORMATION

REPORTS ON FORM 8-K

On February 6, 1996 the company filed a report on Form 8-K to file a copy of the press release dated February 5, 1996 announcing the private placement of securities which was consummated on April 3, 1996.

EXHIBITS
None


                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           H.E.R.C. PRODUCTS INCORPORATED
                                        ------------------------------------
                                                   (Registrant)


Date:  May 15, 1996                     By       /s/ S. STEVEN CARL
                                          ----------------------------------
                                                    S. Steven Carl
                                                Chief Executive Officer


                                        By       /s/ GARY S. GLATTER
                                          ----------------------------------
                                                   Gary S. Glatter
                                               Chief Financial Officer