Form 10QSB
period 1996-06-30
H E R C PRODUCTS INC
filed 1996-08-13
CIK 919010

U.S. SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                   Form 10-QSB


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the Quarterly Period Ended June 30, 1996

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

                          YES  X           NO
                             -----           -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   Outstanding at
                                                   --------------
                      Class                        August 7, 1996
                      -----                        --------------

               Common stock, $.01 par value          6,253,277

                  H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARY


Index To Consolidated Financial Statements

PART I. FINANCIAL INFORMATION                                           Page No.

        Consolidated Financial Statements:
        Consolidated Balance Sheets
               June 30, 1996 and December 31, 1995                         3
        Consolidated Statements of Operations
               Six Months Ended June 30, 1996 and 1995                     4
        Consolidated Statement of Stockholders' Equity
               Six Months Ended June 30, 1996                              5
        Consolidated Statements of Cash Flows
               Six Months Ended June 30, 1996  and 1995                    6

        Notes to Consolidated Financial Statements                         7

        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         11


PART II.  OTHER INFORMATION                                                13

                  H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARY

                           Consolidated Balance Sheets

                                                                             June 30,      December 31,
                                                                               1996            1995
                                                                               ----            ----
                                                                           (Unaudited)
Assets
Current Assets
     Cash and cash equivalents                                            $  1,405,920    $    331,601
     Trade accounts receivable, net of an allowance for
           doubtful accounts of $7,637 and $0, respectively                    385,284         251,201
     Inventories                                                               743,297         577,836
     Other receivables                                                          14,613          22,422
     Prepaid expenses                                                           73,183          16,351
                                                                          ------------    ------------
           Total Current Assets                                              2,622,297       1,199,411
                                                                          ------------    ------------
Property and Equipment
     Property and equipment                                                    377,863         352,638
           Less accumulated depreciation                                       108,754         109,863
                                                                          ------------    ------------
           Net Property and Equipment                                          269,109         242,775
                                                                          ------------    ------------
Other Assets
     Patents, net of accumulated amortization of $51,707
     and $39,801 respectively                                                  201,330         205,757
     Patents pending                                                           108,724          78,083
     Certificates of deposit, pledged                                                           75,628
     Refundable deposits                                                        17,689           5,817
     Other                                                                       9,637          14,304
     Goodwill, net of accumulated amortization of $57,154
     and $14,255, respectively                                               1,614,594       1,649,377
                                                                          ------------    ------------
            Total Other Assets                                               1,951,974       2,028,966
                                                                          ------------    ------------
                                                                          $  4,843,380    $  3,471,152
                                                                          ============    ============

Liabilities and Stockholders' Equity
Current Liabilities
     Notes payable, including current portion of long-term debt           $    282,099    $    245,131
     Accounts payable                                                           89,496         203,739
     Accrued wages                                                              16,797          18,198
     Other accrued expenses                                                     14,442          44,630
                                                                          ------------    ------------
            Total Current Liabilities                                          402,834         511,698
                                                                          ------------    ------------
Long-Term Liabilities
     Long-term debt, net of current portion                                    515,679         537,599
     Deferred rent                                                               5,126           5,126
                                                                          ------------    ------------
           Total Long-Term Liabilities                                         520,805         542,725
                                                                          ------------    ------------
           Total Liabilities                                                   923,639       1,054,423
                                                                          ------------    ------------
Stockholders Equity
     Preferred stock, $0.01 par value;
            authorized 1,000,000 shares, none issued                                --              --
     Common stock, $0.01 par value; authorized 10,000,000 shares;
            issued and outstanding 6,162,968 and 2,928,441 respectively         61,630          29,284
     Additional paid-in capital                                             10,086,943       7,812,619
     Accumulated deficit                                                    (6,228,832)     (5,425,174)
                                                                          ------------    ------------
            Total Stockholders' Equity                                       3,919,741       2,416,729
                                                                          ------------    ------------
                                                                          $  4,843,380    $  3,471,152
                                                                          ============    ============

          See accompanying notes to consolidated financial statements.

                  H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    Three Months Ended            Six Months Ended
                                                         June 30,                      June 30,
                                                   1996           1995           1996           1995
                                                   ----           ----           ----           ----
Sales                                          $   509,085    $   279,288    $   971,114    $   494,350
Cost of Sales                                      248,449        286,533        547,126        542,933
                                               -----------    -----------    -----------    -----------
Gross Profit (Loss)                                260,636         (7,245)       423,988        (48,583)
                                               -----------    -----------    -----------    -----------
Selling, General and Administrative Expenses       652,043        654,457      1,254,197      1,102,481
                                               -----------    -----------    -----------    -----------
Operating loss                                    (391,407)      (661,702)      (830,209)    (1,151,064)
                                               -----------    -----------    -----------    -----------

Other Income (Expenses)
   Other income (expense)                           18,949         72,228         40,726         91,539
   Interest expense                                 (6,678)       (5,924)        (14,175)        (6,914)
                                               -----------    -----------    -----------    -----------
         Total other income (expenses)              12,271         66,304         26,551         84,625
                                               -----------    -----------    -----------    -----------
Loss before (benefit) taxes on income             (379,136)      (595,398)      (803,658)    (1,066,439)
(Benefit) Taxes on Income                               --             --             --             --
                                               -----------    -----------    -----------    -----------
Net Loss                                          (379,136)   $  (595,398)   $  (803,658)   $(1,066,439)
                                               ===========    ===========    ===========    ===========

Loss Per Share                                 $     (0.23)   $     (0.06)   $     (0.18)   $     (0.44)
                                               ===========    ===========    ===========    ===========

Weighted Average Common Shares
   and Share Equivalents Outstanding             6,107,130      2,618,035      4,517,786      2,435,034
                                               ===========    ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                    HERC PRODUCTS INCORPORATED AND SUBSIDIARY
                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)

                                                     Additional
                              Common Stock            Paid-in      Accumulated
                        Shares            Amount      Capital       Deficit        Total
                        ------            ------      -------       -------        -----
Balance,
January 1, 1996        2,928,441    $    29,284    $ 7,812,619   $(5,425,174)   $ 2,416,729


Net Loss                                                            (803,658)      (803,658)


Issuance of shares
of common stock        3,234,527         32,346      2,274,324          --        2,306,670
                       ---------    -----------    -----------   -----------    -----------


Balance,
June 30, 1996          6,162,968    $    61,630    $10,086,943   $(6,228,832)   $ 3,919,741
                       =========    ===========    ===========   ===========    ===========

          See accompanying notes to consolidated financial statements.

                  H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                    Six Months Ended June 30,
                                                                                       1996           1995
                                                                                       ----           ----
Cash Flows From Operating Activities
         Net Loss                                                                  $  (803,658)   $(1,066,439)
                                                                                   -----------    -----------
         Adjustments to reconcile net loss to net cash
             used in operating activities
            Depreciation and amortization                                               84,268         39,552
            Cost of equipment sold in the ordinary course of business                     --          160,971
            Loss on sale of equipment
                                                                                         1,522           --
            (Increase) decrease in assets
                Trade accounts receivable                                             (136,137)       147,700
                Inventories                                                           (165,461)       (47,925)
                Other receivables                                                      (55,016)       (59,220)
                Prepaid expenses                                                           238          8,042
                Other assets                                                            66,496        (53,481)
            Increase (decrease) in liabilities
                Accounts payable                                                      (114,243)        62,678
                Accrued wages                                                           (1,401)       (30,232)
                Other accrued expenses                                                 (30,189)       (36,273)
                                                                                   -----------    -----------
                    Total adjustments                                                 (349,923)       191,812
                                                                                   -----------    -----------
                         Net cash used in operating activities                      (1,153,581)      (874,627)
                                                                                   -----------    -----------
Cash Flows From Investing Activities
        Capital expenditures                                                           (76,701)       (75,183)
        Cash received from the sale of equipment                                        21,000           --
        Expenditures related to patents and product labels                             (38,117)       (35,613)
        Cash paid in acquisition of subsidiary, net of cash acquired                        --        (48,063)
                                                                                   -----------    -----------
                         Net cash used in investing activities                         (93,818)      (158,859)
                                                                                   -----------    -----------
Cash Flows From Financing Activities
        Proceeds from issuance of common stock                                       1,981,670        200,000
        Proceeds from issuance of notes payable
          and long term debt                                                           361,968           --
        Principal payments under long-term debt obligations                            (21,920)       (15,914)
        Principal payments to Good-Miles Partnership                                      --          (94,532)
                                                                                   -----------    -----------
                         Net cash provided by financing activities                   2,321,718         89,554
                                                                                   -----------    -----------
Net Increase (Decrease) in Cash and Cash Equivalents                                 1,074,319       (943,932)
Cash and Cash Equivalents, at beginning of period                                      331,601      2,016,241
                                                                                   -----------    -----------
Cash and Cash Equivalents, at end of period                                        $ 1,405,920    $ 1,072,309
                                                                                   ===========    ===========

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest                                                $8,676         $7,370
                                                                                        ======         ======
During 1996 notes payable to shareholder of $325,000 were repaid through the issuance of common stock
During 1996, pledged  certificates of deposit of $75,628 were applied in partial satisfaction of certain long term debt obligations

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

NOTE 2 - Inventories

Inventories are summarized as follows:
                                            June 30, 1996  December 31, 1995
                                            -------------  -----------------

     Raw Materials                             $ 42,186        $ 40,064
     Work in Progress                            65,880          46,889
     Finished Goods                             635,231         490,883
                                               --------        --------
         Total                                 $743,297        $577,836
                                               ========        ========

NOTE 3 - Agreement of Merger

On May 1, 1995, the Company acquired all of the outstanding capital stock of CCT Corporation ("CCT") in a merger transaction by which CCT has become a wholly-owned subsidiary of the Company. CCT, based in Carlsbad, California, manufactures and distributes environmentally friendly proprietary agriculture products. Shelby A. Carl, Chairman Emeritus of the Board of the Company, was (through the Shelby A. Carl trust) the majority stockholder of CCT, and his son,
S. Steven Carl, was the minority stockholder. The merger transaction has been accounted for as a purchase with the results of operations of CCT included in the Company's consolidated financial statements from the date of the acquisition. As a result of this transaction, goodwill of $1,706,531 was recorded. The selling shareholders are eligible to receive additional compensation under certain circumstances.


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

                  H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARY


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 4 - Investment in Joint Venture (continued)

A summary of the results of the operations of the LLC for the quarters and six months ended June 30, 1996, and 1995 are as follows: (unaudited)

                                          Three Months Ended             Six Months Ended
                                               June 30                       June 30
                                           1996        1995              1996        1995
                                           ----        ----              ----        ----
Net Sales                               $ 361,000   $ 306,000         $ 761,000   $ 710,000
Cost of Sales                             202,000     180,000           436,000     409,000
Gross Profit                              159,000     126,000           325,000     301,000
Selling Expenses                           30,000      71,000           143,000     167,000
General & Administrative Expenses          53,000      92,000           164,000      92,000
                                        ---------   ---------         ---------   ---------
       Net Income (Loss)                $  76,000   $ (37,000)        $  90,000   $ (30,000)
                                        =========   =========         =========   =========

On July 1, 1996, H.E.R.C. Consumer Products, Inc., an Arizona corporation ("HCP"), and a wholly-owned subsidiary of H.E.R.C. Products Incorporated ("Company"), acquired all of the right, title and ownership interest in the LLC owned by Conair. The LLC, prior to July 1, 1996, was owned jointly by the Company and Conair to conduct the production and marketing of the Company's consumer products.

Under the terms of the agreement, for the acquisition of Conair's interest in the LLC, HCP paid Conair $276,000 on July 1, 1996 and all the parties agreed to terminate their respective obligations under certain existing agreements, including, but not limited to, the partnership agreement, operating agreement and supply agreement related to the LLC which resulted in, among other things, the settlement of the Company's obligation to pay Conair approximately $230,000 and the LLC's obligation to pay the Company approximately $165,000. The agreement further provides for payment of certain other amounts as follows: (I) within 14 days after receipt by HCP of the financial statements of the LLC for the period June 1, 1996 through June 30, 1996, HCP will pay additional purchase consideration to Conair in an amount equal to 50% of the net profit of the LLC for such period plus 5% of the net sales of the LLC for such period, and (ii) the LLC will pay Conair for certain inventory products manufactured by Conair for the LLC before June 28, 1996 ("Conair Inventory"), plus shipping and handling expenses, such payments to be in six equal monthly installments commencing July 31, 1996. The LLC has pledged as security for the payments due under the agreement all of the Conair Inventory being purchased and all the other assets of the LLC. The Company has agreed to guarantee the amounts payable by the LLC for the Conair Inventory. .

NOTE 5 - Non Cash Investing Activities

For purposes of the Statements of Cash Flows, for the six months ended June 30, 1995, equipment with a cost of $292,324 was reclassified as inventory held for sale. Of that total, $160,971 was sold during the six months ended June 30, 1995.

NOTE 6 - Private Placement of Units

In April 1996, the Company completed the private placement of 3,214,902 units. Each unit consisted of one common share and one warrant. The Company received proceeds of approximately $2,306,670, net of $425,998 in expenses directly related to the offering. Each warrant entitles the holder to purchase, within three years from the closing date, one share of common stock at a price of $2.00 per share, subject to adjustment. The shares sold and the shares underlying the warrants sold in this private placement have registration rights and are subject to a one-year lock up provision. The placement agent in this offering received a unit purchase option entitling it to purchase 321,490 units, within five years from the closing date, at a price of $.935 per unit.

                  H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARY


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 6 - Private Placement of Units (continued)

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


NOTE 7- Pro Forma Adjustments

The pro forma condensed consolidated balance sheet as of June 30, 1996 and the condensed consolidated income statement data for the six months ended June 30, 1996 and 1995 give effect to the acquisitions described in notes 3 and 4 of this report.

The pro forma information is based on the historical financial statements of the Company, CCT and the LLC, giving effect to the transactions under the purchase method of accounting.

The pro forma condensed consolidated income statement data for the six months ended June 30, 1996 and 1995 give effect to these transactions as if they occurred at the beginning of the calendar year presented. The historical statement of operations of the Company will reflect the effect of these transactions from the dates of acquisitions onward. The pro forma condensed consolidated balance sheet as of June 30, 1996 gives effect to the acquisition of the LLC as if the acquisition had occurred on that date.

The pro forma condensed consolidated financial statements have been prepared by the Company's management based upon the historical financial statements of the Company, CCT and the LLC. These pro forma condensed consolidated financial statements may not be indicative of what would have occurred if the combination had been in effect on the date indicated.

The following table illustrates the pro forma effects on sales, net loss, and net loss per share for the six months ended June 30, 1996 and 1995:
                                                        Six Months Ended
                                                            June 30
                                                   1996                 1995
                                                   ----                 ----
Sales                                          $ 1,732,360          $ 2,416,019
                                               ===========          ===========

Net Loss                                       $  (715,120)         $  (818,108)
                                               -----------          -----------

Net Loss per share                                  ($0.16)              ($0.30)
                                                    ======               ======

                  H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARY


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 7 - Pro Forma Adjustments (continued)

The pro forma balance sheet gives effect to the transactions as if they occurred on the balance sheet date:

Cash and cash  equivalents                                            $1,420,334
Accounts receivable                                                      383,963
Inventory                                                              1,019,470
Other current assets                                                      91,651
                                                                      ----------
  Total Current Assets                                                 2,915,418

Property & Equipment, net                                                269,109
Other assets                                                           2,026,656
                                                                      ----------
                                                                      $5,211,183
                                                                      ==========
Liabilities and Stockholders Equity
Current liabilities                                                   $  770,637
Long term liabilities                                                    520,805
                                                                      ----------
  Total Liabilities                                                    1,291,442
Stockholders Equity                                                    3,919,741
                                                                      ----------
                                                                      $5,211,183
                                                                      ==========

                  H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARY


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS




Results of Operations
- ---------------------

  Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995
  -----------------------------------------------------------------------------

Sales during the second quarter of 1996 totaled $509,085, reflecting an increase of $229,797 or 82% from second quarter sales in 1995 of $279,288. The net loss for the three months ended June 30, 1996 was $379,136 compared to a net loss of $595,398 for the same period in 1995. The $216,262 or 36% improvement in the net loss is due mainly to sales of agricultural chemicals by CCT Corporation.

The gross profit margin as a percentage of sales increased to 51% for the second quarter of 1996 compared to a negative gross margin of 3% for the second quarter of 1995. The increase is due to the sale of agricultural chemicals. The negative gross margin for the three months ended June 30, 1995 can be attributed to the Company's marketing efforts for its PIPE KLEAN product. Fixed operating costs of maintaining the physical production plant, such as rent, utilities, repairs and maintenance, insurance and indirect labor have increased, while the sales volume of industrial products was not sufficient to absorb them. Management expects, but can give no assurance that the gross margin will continue to fluctuate based on the seasonality of it's agricultural product sales, nonetheless, management believes margins will continue to increase in the foreseeable future.

The Company incurred $652,043 of selling, general and administrative expenses in the second quarter of 1996 compared to $654,457 in the second quarter of 1995, representing an decrease of $2,414 or less than 1%.. The Company believes it will be necessary to further expand the selling infrastructure in order to successfully focus on marketing its various products. The Company anticipates that it will have increased administrative expenses in connection with the addition of consumer products to its industrial and agricultural products. These expenses will be incurred in the marketing of the Company's products, through attendance at trade shows and industry conferences, advertising, on site demonstrations of the Company's technology and the use of consultants outside the Company.

The Company's other income (expense) decreased from $72,228 for the quarter ended June 30, 1995 to $18,949 for the quarter ended June 30, 1996. This decrease in other income (expense) was largely attributable to a decrease in interest income as well as an increase in certain taxes paid by the Company.

The Company incurred interest expense of $6,678 and $5,924 for the quarters ending June 30, 1996 and 1995 respectively.


    Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995
    -------------------------------------------------------------------------

Sales during the six months ended June 30, 1996 totaled $971,114 compared with $494,350 for the six months ended June 30, 1995. The $476,764 or 96% increase is due to sales of CCT Corporation which contributed $901,191 in revenue for the six months ended June 30, 1996.

The gross profit margin as a percentage of sales was 44% for the six months ended June 30, 1996. Cost of sales for the six months ended June 30, 1995 exceeded sales by $48,583, resulting in a negative gross margin which can be attributed to the Company's marketing efforts for its PIPE KLEAN product. The Company sold two MRUs at or below cost in order to solidify its agreements with contractors to distribute and sell the Company's PIPE KLEAN technology. An MRU is a mobile unit with pumping machinery used to deliver the chemical products of the Company into the water system being treated.

The Company incurred $1,254,197 of selling, general and administrative expenses in the six months ended June 30, 1996 compared to $1,102,481 in the six months ended June 30, 1995. The $151,716 or 14% increase is partially due to the addition of sales personnel needed to implement the Company's sales and marketing plan for its products.

                  H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARY


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



Six Months Ended June 30, 1996 Compared to Six Months Ended June 30,
- --------------------------------------------------------------------
1995 (Continued)
- ----------------


The Company incurred interest expense of $14,175 and $6,914, respectively for the six months ended June 30, 1996 and 1995.


Liquidity and Capital Resources
- -------------------------------

The Company's net cash used in operating activities for the six months ended June 30, 1996 was $1,153,581 compared to net cash used in operating activities for the six months ended June 30, 1995 of $874,627. The increase in net cash used in operating activities is due primarily to increases in accounts receivable related to agricultural chemical sales and increased inventory of raw material for agricultural products. At June 30, 1996, the Company had cash and cash equivalents of $1,405,920 and working capital of $2,219,463 compared with cash and cash equivalents of $1,072,309 and working capital of $1,172,143 at June 30, 1995.

On April 3, 1996, the Company sold 3,214,902 units in a private placement, raising gross proceeds of $2,732,668 and net proceeds of approximately $2,306,670. Each unit consisted of one share of the Common Stock of the Company par value $.01 per share ("Common Stock"), and one Common Stock Purchase Warrant ("Warrant"). Each Warrant entitles the holder thereof to purchase one share of Common Stock for $2.00 until April 3, 1999. The Company may call the Warrants for redemption at a price of $.01 per Warrant, on not less than 30 days prior written notice, if the last sales price of the Common Stock has been at least $5.00 per share on all 20 of the trading days ending on the third day prior to the date on which notice of redemption is given, if the Company has an effective registration statement under the Securities Act of 1933 covering the resale of the shares issuable upon exercise of the Warrants. The Company has registered the Common Stock issued in the offering and underlying the Warrants for resale by the holders.

The Company has used and plans to continue to use the proceeds from the Private Placement and cash flow in the marketing of its consumer products and water system treatment products, developing, licensing and purchasing of the rights of new biorational agricultural products and for working capital for general corporate purposes. The Company's capital requirements have been and will continue to be significant. The Company is not currently generating sufficient cash flow to fund its operations, and there can be no assurance that the Company will be able to generate cash flows in the future which will be sufficient to fund its operations. Assuming no change in the level of the business of the Company, it is anticipated that the proceeds from the private placement consummated April 3, 1996, together with existing cash resources, will be sufficient to meet its anticipated working capital requirements for approximately 12 months. If additional financing is needed, the Company will be required to borrow, sell additional securities or seek other new sources of financing or may be required to curtail or reduce its activities. The Company has no current arrangements with any sources with respect to additional financing. There can be no assurance that any sources of additional financing will be available to the Company on acceptable terms, or at all. To the extent that any future financing involves the sale of the Company's equity securities, the interest of the Company's then-stockholders could be substantially diluted.

                  H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARY


         PART II:  OTHER INFORMATION

         Reports on Form 8-K

         On June 16, 1996 the company filed a report on Form 8-K to report the acquisition of assets which was consummated July 1, 1996..

         Exhibits
         None


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 H.E.R.C. PRODUCTS INCORPORATED
                                                          (Registrant)


         Date:  August 13, 1996                  By  /s/ S. Steven Carl
                                                   --------------------------
                                                        S. Steven Carl
                                                   Chief Executive Officer


                                                By       /s/ Gary S. Glatter
                                                  ---------------------------
                                                        Gary S. Glatter
                                                    Chief Financial Officer