Form 10QSB
period 1996-09-30
H E R C PRODUCTS INC
filed 1996-11-14
CIK 919010

U.S. SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                   Form 10-QSB


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the Quarterly Period Ended September 30, 1996

                         Commission File Number 1-13012

                         H.E.R.C. PRODUCTS INCORPORATED

State of Incorporation: Delaware                       IRS Employer Identification Number: 86-0570800


                       2202 W. Lone Cactus Drive, Suite 15
                             Phoenix, Arizona 85027

                                 (602) 492-0336


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

                                                         Outstanding at
                                                         --------------
                      Class                              November 7, 1996
                      -----                              ----------------


            Common stock, $.01 par value                    6,290,487

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES


Index To Consolidated Financial Statements

PART I. FINANCIAL INFORMATION                                                   Page No.
        Consolidated Financial Statements:
        Consolidated Balance Sheets
            September 30, 1996 and December 31, 1995                               3
        Consolidated Statements of Operations
            Three Months and Nine Months Ended September 30, 1996 and 1995         4
        Consolidated Statement of Stockholders' Equity
            Nine Months Ended September 30, 1996                                   5
        Consolidated Statements of Cash Flows
            Nine Months Ended September 30, 1996  and 1995                         6

        Notes to Consolidated Financial Statements                                 7

        Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                    10


PART II.  OTHER INFORMATION                                                        12

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                          September 30,    December 31,
                                                                              1996             1995
                                                                              ----             ----
                                                                           (Unaudited)
Assets
Current Assets
     Cash and cash equivalents                                            $    542,668    $    331,601
     Trade accounts receivable, net of an allowance for
           doubtful accounts of $7,637 and $0, respectively                    651,704         251,201
     Inventories                                                               833,261         577,836
     Other receivables                                                          25,308          22,422
     Prepaid expenses                                                           70,866          16,351
                                                                          ------------    ------------
           Total Current Assets                                              2,123,807       1,199,411
                                                                          ------------    ------------
Property and Equipment
     Property and equipment                                                    447,982         352,638
           Less accumulated depreciation                                       125,329         109,863
                                                                          ------------    ------------
           Net Property and Equipment                                          322,653         242,775
                                                                          ------------    ------------
Other Assets
     Patents, net of accumulated amortization of $57,659
     and $39,801 respectively                                                  195,377         205,757
     Patents pending                                                           134,627          78,083
     Certificates of deposit, pledged                                                -          75,628
     Refundable deposits                                                        21,279           5,817
     Other                                                                       9,019          14,304
     Goodwill, net of accumulated amortization of $122,951
     and $57,154, respectively                                               1,717,152       1,649,377
                                                                          ------------    ------------
            Total Other Assets                                               2,077,454       2,028,966
                                                                          ------------    ------------
                                                                          $  4,523,914    $  3,471,152
                                                                          ============    ============

Liabilities and Stockholders' Equity
Current Liabilities
     Notes payable, including current portion of long-term debt           $    490,191    $    245,131
     Accounts payable                                                          249,757         203,739
     Accrued wages                                                              20,628          18,198
     Other accrued expenses                                                    150,069          44,630
                                                                          ------------    ------------
            Total Current Liabilities                                          910,645         511,698
                                                                          ------------    ------------
Long-Term Liabilities
     Long-term debt, net of current portion                                      1,527         537,599
     Deferred rent                                                                   -           5,126
                                                                          ------------    ------------
           Total Long-Term Liabilities                                           1,527         542,725
                                                                          ------------    ------------
           Total Liabilities                                                   912,172       1,054,423
                                                                          ------------    ------------
Stockholders Equity
     Preferred stock, $0.01 par value;
            authorized 1,000,000 shares, none issued                                 -               -
     Common stock, $0.01 par value; authorized 40,000,000 shares;
            issued and outstanding 6,200,178 and 2,928,441 respectively         62,002          29,284
     Additional paid-in capital                                             10,186,571       7,812,619
     Accumulated deficit                                                    (6,636,831)     (5,425,174)
                                                                          ------------    ------------
            Total Stockholders' Equity                                       3,611,742       2,416,729
                                                                          ------------    ------------
                                                                          $  4,523,914    $  3,471,152
                                                                          ============    ============

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES
                      Consolidated Statements Of Operations
                                   (Unaudited)

                                                    Three Months Ended             Nine Months Ended
                                                       September 30,                 September 30,
                                                   1996           1995           1996            1995
                                                   ----           ----           ----            ----
Sales                                          $ 1,082,522    $   625,033    $ 2,051,507    $ 1,119,383
Cost of Sales                                      828,517        404,617      1,373,521        947,550
                                               -----------    -----------    -----------    -----------
Gross Profit                                       254,005        220,416        677,986        171,833
                                               -----------    -----------    -----------    -----------
Selling, General and Administrative Expenses       805,254        726,757      2,059,447      1,829,238
                                               -----------    -----------    -----------    -----------
Operating loss                                    (551,249)      (506,341)    (1,381,461)    (1,657,405)
                                               -----------    -----------    -----------    -----------

   Other income (expense)
                                                     6,850         (8,384)        48,276         83,155
   Interest expense                                 (1,512)        (5,806)       (16,384)       (12,720)
                                               -----------    -----------    -----------    -----------
         Total other income (expenses)               5,338        (14,190)        31,892         70,435
                                               -----------    -----------    -----------    -----------
Loss before (benefit) taxes on income             (545,911)      (520,531)    (1,349,569)    (1,586,970)
(Benefit) Taxes on Income                                -              -              -              -
                                               -----------    -----------    -----------    -----------
Loss before extraordinary item                    (545,911)      (520,531)    (1,349,569)    (1,586,970)
Extraordinary item                                 137,912              -        137,912              -
                                               -----------    -----------    -----------    -----------
Net Loss                                       $  (407,999)   $  (520,531)   $(1,211,657)   $(1,586,970)
                                               ===========    ===========    ===========    ===========

Loss Per Share before extraordinary item       $     (0.09)   $     (0.18)   $     (0.27)   $     (0.62)
Gain on extraordinary item                            0.02              -           0.03              -
                                               -----------    -----------    -----------    -----------
Net Loss Per Share                             $     (0.07)   $     (0.18)   $     (0.24)   $     (0.62)
                                               ===========    ===========    ===========    ===========

Weighted Average Common Shares
   and Share Equivalents Outstanding             6,172,675      2,884,660      5,044,767      2,579,612
                                               ===========    ===========    ===========    ===========

                   HERC PRODUCTS INCORPORATED AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)

                                                    Additional
                             Common Stock            Paid-in      Accumulated
                         Shares         Amount       Capital        Deficit        Total
                         ------         ------       -------        -------        -----

Balance,
January 1, 1996        2,928,441    $    29,284    $ 7,812,619   $(5,425,174)   $ 2,416,729


Net Loss                                                          (1,211,657)    (1,211,657)


Issuance of shares
of common stock        3,271,737         32,718      2,373,952             -      2,406,670
                       ---------    -----------    -----------   -----------    -----------


Balance,
September 30, 1996     6,200,178    $    62,002    $10,186,571   $(6,636,831)   $ 3,611,742
                       =========    ===========    ===========   ===========    ===========

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                   1996           1995
                                                                                   ----           ----
Cash Flows From Operating Activities
         Net Loss                                                              $(1,211,657)   $(1,586,970)
                                                                               -----------    -----------
         Adjustments to reconcile net loss to net cash
             used in operating activities
            Depreciation and amortization                                          130,497         76,501
            Cost of equipment sold in the ordinary course of business                    -        160,971
            Extraordinary item, before tax                                        (137,912)
            Loss on sale of equipment                                                1,522         19,473
            (Increase) decrease in assets, net of effect of acquisition
                Trade accounts receivable                                         (225,857)       525,824
                Inventories                                                         21,267       (229,083)
                Other receivables                                                   (2,886)        (9,347)
                Prepaid expenses                                                   (50,660)        25,040
                Other assets                                                       (10,177)       (12,214)
            Increase (decrease) in liabilities, net of effect of acquisition
                Accounts payable                                                    25,130       (355,468)
                Accrued wages                                                        2,430        (48,194)
                Other liabilities                                                   30,297       (101,215)
                                                                               -----------    -----------
                    Total adjustments                                             (216,349)        52,288
                                                                               -----------    -----------
                         Net cash used in operating activities                  (1,428,006)    (1,534,682)
                                                                               -----------    -----------
Cash Flows From Investing Activities
        Capital expenditures                                                      (149,242)      (101,427)
        Cash received from the sale of equipment                                    21,000              -
        Proceeds from redemption of certificates of deposit                         75,628              -
        Expenditures related to patents and product labels                         (64,022)       (69,895)
        Cash paid in acquisition of subsidiary, net of cash acquired              (220,969)       (52,063)
                                                                               -----------    -----------
                         Net cash used in investing activities                    (337,605)      (223,385)
                                                                               -----------    -----------
Cash Flows From Financing Activities
        Proceeds from issuance of common stock                                   1,981,670        621,875
        Proceeds from issuance of notes payable
          and long term debt                                                       410,943         50,000
        Principal payments under long-term debt obligations                       (415,935)       (28,103)
        Principal payments to Good-Miles Partnership                                     -        (91,799)
                                                                               -----------    -----------
                         Net cash provided by financing activities               1,976,678        551,973
                                                                               -----------    -----------
Net Increase (Decrease) in Cash and Cash Equivalents                               211,067     (1,206,094)
Cash and Cash Equivalents, at beginning of period                                  331,601      2,016,241
                                                                               -----------    -----------
Cash and Cash Equivalents, at end of period                                    $   542,668    $   810,147
                                                                               ===========    ===========
Supplemental Disclosures of Cash Flow Information
Cash paid  during  the period for  interest                                    $    10,109    $     5,395
                                                                               ===========    ===========


During 1996 notes payable to shareholder of $325,000 were repaid through the issuance of common stock

During 1996 note payable of $237,912 was paid in full by issuing common stock with a market value of
$100,000 resulting in an extraordinary gain
In conjunction with the 1996 acquisition described in Note 4, the Company acquired current assets of
$469,807, goodwill of $125,490 and current liabilities of $367,795

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

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

NOTE 2 - Inventories

Inventories are summarized as follows:
                                 September 30, 1996   December 31, 1995
                                 ------------------   -----------------

          Raw Materials               $153,762            $ 40,064
          Work in Progress               2,364              46,889
          Finished Goods               677,135             490,883
                                       -------             -------

              Total                   $833,261            $577,836
                                      ========            ========

NOTE 3 - Agreement of Merger

On May 1, 1995, the Company acquired all of the outstanding capital stock of CCT Corporation ("CCT") in a merger transaction by which CCT has become a wholly-owned subsidiary of the Company. CCT, based in Carlsbad, California, manufactures and distributes environmentally friendly proprietary agriculture products. Shelby A. Carl, Chairman Emeritus of the Board of the Company, was (through the Shelby A. Carl Trust) the majority stockholder of CCT, and his son,
S. Steven Carl, Chief Executive Officer of the Company, was the minority stockholder. The merger transaction has been accounted for as a purchase with the results of operations of CCT included in the Company's consolidated financial statements from the date of the acquisition. As a result of this transaction, goodwill of $1,714,613 was recorded. The selling shareholders are eligible to receive additional compensation under certain circumstances.

NOTE- 4  Acquisition of H.E.R.C. Consumer Products Company

On July 1 1996, the Company acquired the fifty percent interest of H.E.R.C. Consumer Products Company ("LLC") owned by Conair Corporation ("Conair"). Prior to that date the Company and Conair equally owned LLC which was formed to produce and market the Company's consumer products. The Company had accounted for its 50% investment in the LLC by the equity method of accounting, and accordingly, sales of the LLC prior to July 1, 1996, were not reported as sales of the Company.

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE-4 Acquisition of H.E.R.C. Consumer Products Company (Continued)

Under the terms of the acquisition agreement, the Company paid Conair $276,000 on July 1, 1996, and the parties terminated their respective obligations under certain existing agreements, including, but not limited to, the partnership agreement, operating agreement and supply agreement related to LLC resulting in the settlement of the Company's obligation to pay Conair approximately $230,000 and of the obligation of LLC to pay the Company approximately $176,000. The Company also paid additional consideration to Conair of $5,165 for 50% of the net profit of LLC for the month of June 1996 and became obligated to pay $276,690 to Conair in six monthly installments of $46,115 commencing July 31, 1996, for certain inventory products manufactured by Conair for the LLC before June 28, 1996 ("Conair Inventory"), plus shipping and handling expenses. The Conair Inventory and other assets of LLC are pledged as security for the payments due under the agreement. The transaction resulted in $125,490 in goodwill to the Company which will be amortized over 20 years.

NOTE-5  Non-Cash Investing Activities.

For the purpose of the Statements of Cash Flows, for the quarter ended September 30, 1995, equipment with a cost of $292,324 was reclassified as inventory held for sale. Of that total $160,971 was sold during the nine months ended September 30, 1995.

During the nine months ended September 30, 1995, the Company acquired all the common stock of CCT through the issuance of 409,691 shares of the Common Stock of the Company valued at $3.69 per share. The Company acquired $798,652 in current assets of CCT, $42,181 of net property and equipment and $17,276 in other assets. Additionally, the Company assumed current liabilities of CCT of $790,207 and long-term liabilities of $191,557.

NOTE 6 - Private Placement of Units

In April 1996, the Company completed the private placement of 3,214,902 units. Each unit consisted of one common share and one warrant. The Company received proceeds of approximately $2,277,000, net of approximately $456,000 in expenses directly related to the offering. Each warrant entitles the holder to purchase one share of common stock at a price of $2.00 per share, subject to adjustment until April 3, 1999. The shares and the shares underlying the warrants have been registered under the Securities Act of 1933 for resale by the holders and are subject to an agreement of each holder not to sell the shares until April 3, 1997 without the consent of GKN Securities Corporation (GKN) which acted as the exclusive placement agent of the offering. GKN was paid a commission of $273,267, non-accountable expenses of $81,980 and issued an option entitling it to purchase 321,490 units, within five years from the closing date, at a price of $.935 per unit.

During 1996, the Company's Chief Executive Officer and Chairman Emeritus advanced an aggregate of $325,000 to the Company. Concurrent with the aforementioned private placement, the Company satisfied its repayment obligation through the issuance of 382,353 units. The units issued to these individuals are included in the amounts noted above.

NOTE 7 - Pro Forma Adjustments

The pro forma condensed consolidated income statement data for the nine months ended September 30, 1996 and 1995 give effect to the acquisitions described in notes 3 and 4 of this report.

The pro forma information is based on the historical financial statements of the Company, CCT and the LLC, giving effect to the transactions under the purchase method of accounting.

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 7 - Pro Forma Adjustments - (Continued)

The pro forma condensed consolidated income statement data for the nine months ended September 30, 1996 and 1995 give effect to these transactions as if they occurred at the beginning of the calendar year presented. The historical statement of operations of the Company reflect these transactions from the dates of acquisitions forward.

The pro forma condensed consolidated financial statements have been prepared by the Company's Management based upon the historical financial statements of the Company, CCT and the LLC. These pro forma condensed consolidated financial statements may not be indicative of what would have occurred if the combination had been in effect on the dates indicated.

The following table illustrates the pro forma effects on sales, net loss, and net loss per share for the nine months ended September 30, 1996 and 1995.

                                                      Nine Months Ended
                                                         September 30

                                                   1996             1995
                                                   ----             ----
Sales                                              $2,812,753       $3,072,307

Loss before Extraordinary Item                     $(1,259,081)     $(1,397,931)

Net Loss                                           $(1,121,169)     $(1,397,931)

Loss per share before Extraordinary Item           $(0.25)          $(0.54)

Net Loss per share                                 $(0.22)          $(0.54)


NOTE 8 - Extraordinary Item

In September 1996, the Company agreed to issue 37,210 shares of common stock, with recorded market value of $100,000, in full satisfaction of certain long-term debt obligations in the amount of $237,912. As a result of this transaction, the Company recognized an extraordinary gain from the extinguishment of debt in the amount of $137,912.

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Three Months Ended  September 30, 1996 Compared to Three Months Ended  September
--------------------------------------------------------------------------------
30, 1995
--------

Sales during the third quarter of 1996 totaled $1,082,522, for an increase of 73% from sales of $625,033 during the third quarter in 1995 as a result of increased sales of products and services. Sales for the third quarter of 1996 consisted of $402,968 from agricultural products, $487,674 from consumer products and $191,880 from water treatment products and services.

The gross profit margin as a percentage of sales decreased to 23% for the third quarter of 1996 compared to 35% for the third quarter of 1995. The decrease is due partially to certain start up costs associated with the Company's initial commercial pipeline rehabilitation projects and to the write down of certain equipment used in the water system treatment process which reduced gross margin for that business segment to a negative 2%. The gross margin on agricultural chemical sales and consumer products sales was 34% and 24% respectively. Gross margin on consumer product sales was depressed in 1996 as the Company absorbed certain product and freight costs associated with the movement of Conair inventory after the acquisition (see Note 4). Because of the non-recurring nature of the water system treatment process and consumer product expenses discussed above, management expects that the Company's overall gross margin will significantly improve in early 1997. However, management expects that gross margin will continue to fluctuate from quarter to quarter based on the seasonality of sales.

The Company incurred $805,254 of selling, general and administrative expenses in the third quarter of 1996 compared to $726,757 in the third quarter of 1995, for an increase of $78,497. The increase is due to additional personnel and related costs necessary to support revenue growth and the Company's expanding operations and services. As revenues increase, the Company believes it will be necessary to expand the operational and administrative infrastructure in future quarters to service its customers and sustain continued growth.

The Company incurred a loss of $407,998 for the quarter ended September 30, 1996, compared to a loss of $520,531 for the quarter ended September 30, 1995. The smaller loss was due primarily to an extraordinary gain of approximately $137,000 on the retirement of debt in exchange for common stock as of September 6, 1996.


Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30,
--------------------------------------------------------------------------------
1995
----

Sales during the nine months ended September 30, 1996 totaled $2,051,507, for an increase of 83% from sales during the same period in 1995 of $1,119,383. Sales for the nine months ended September 30, 1996 consisted of $1,304,160 from agricultural products, $487,674 from consumer products and $259,673 from water treatment products and services.

The gross profit margin as a percentage of sales increased to 33% for the nine months ended September 30, 1996 compared to a gross margin of 15% for the same period in 1995. Sales of agricultural products and consolidation of H.E.R.C. Consumer Products operations into the 1996 financial statements accounted for the increase (see Note 4).

The Company incurred $2,059,447 of selling, general and administrative expenses in the nine months ended September 30, 1996 compared with $1,829,238 for the same period in 1995. The increase of $230,209 is a function of the Company's expanding operations.

The Company incurred a loss of $1,211,657 for the nine months ended September 30, 1996 compared to $1,586,970 for the same period in 1995. This smaller loss is attributable to improved gross margins and to an extraordinary gain on the early retirement of debt.

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



Liquidity and Capital Resources
-------------------------------

On April 3, 1996, the Company sold securities in a private placement receiving net proceeds of approximately $2,277,000 ("Private Placement"). The Company used such proceeds (i) to purchase Conair Corporation's 50% share of H.E.R.C. Consumer Products Company; (ii) to purchase consumer and agricultural product inventory to meet its anticipated sales; (iii) to market its water system treatment products; (iv) to develop, license and purchase the rights of new biorational agricultural products; and (v) for working capital for general corporate purposes.

Net cash used in operating activities was lower for the nine months ended September 30, 1996 by $106,676 compared to the same quarter in 1995 because of a reduced loss in 1996, an increase in accounts receivable and accounts payable and a decrease in inventory. Working capital increased during the nine months ended September 30, 1996 through the Private Placement offset by the loss from operations.


The Company's capital requirements have been and will continue to be significant. The Company is not currently generating sufficient cash flow to support ongoing operations, and there can be no assurance that the Company will generate sufficient future revenue to fund its operations. The Company believes it has sufficient cash resources to continue its operations as they are currently conducted until February, 1997 when additional financing will be required. After February, 1997, if additional financing is not obtained, the Company will have to curtail operations until it finds additional capital or its revenues increase to the level that they cover expenses. During the second quarter of 1997 revenues and cash flow are expected to improve as a result of seasonal factors inherent to all segments of the Company's business.

The Company is currently discussing additional financing with potential lenders and investors, but no arrangements have been concluded nor is there any assurance such arrangements will be concluded. To the extent that any future financing involves the sale of the Company's equity securities, the interest of the Company's then stockholders could be substantially diluted.

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES


         PART II:  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on July 18, 1996. The matters presented to the stockholders were the election of directors, approval of the 1996 Performance Equity Plan and approval of an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of the Common Stock to 40,000,000 shares of Common Stock. The votes cast on the issues are as follows:

         (i)      Election of directors:

                    Name                                 For           Abstain
                    ----                                 ---           -------

                    S. Steven Carl                    5,074,807         25,100
                    Shelby A. Carl                    5,074,807         25,100
                    Gary S. Glatter                   5,074,807         25,100
                    Jerome H. Ludwig                  5,074,807         25,100
                    Robert M. Leopold                 5,074,807         25,100

         (ii)     Adoption of 1996 Performance Equity Plan:

                            For               Against               Abstain
                            ---               -------               -------
                         4,099,819            105,624               12,100

         (iii) Approval of the amendment to the Certificate of Incorporation of the Company:

                            For               Against               Abstain
                            ---               -------               -------
                         4,791,975            177,282                8,150


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                       10.1 Amendment NO. 2 To Repayable Cooperative Agreement NO. 93-AARC-1-0015
                       27.1  Financial Data Schedule

         (b) On July 1, 1996, the Company reported under Item 2, Acquisition or Disposition of Assets, on Form 8-K, its acquisition of the interest in the LLC that was previously owned by Conair. The Company also filed unaudited financial statements of the business acquired as of March 31, 1996 and December 31, 1995, and results of operations and cash flows for the years ended December 31, 1995 and 1994. Audited financial statements for the business acquired were not required under Section 310(c)(3)(ii) of Regulation S-B. The Company also filed a pro forma consolidated balance sheet as of March 31, 1996 and the consolidated combined statement of operations for the year ended December 31, 1995 and the period ended March 31, 1996. (see Note 4 to accompanying financial statements)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              H.E.R.C. PRODUCTS INCORPORATED
                                                      (Registrant)


Date: November 14, 1996                      By  /s/ S. Steven Carl
                                                ------------------------------
                                                      S. Steven Carl
                                                      Chief Executive Officer


                                             By  /s/ Gary S. Glatter
                                               -------------------------------
                                                      Gary S. Glatter
                                                      Chief Financial Officer