Form 10KSB40
period 1996-12-31
H E R C PRODUCTS INC
filed 1997-03-28
CIK 919010

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-KSB

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the Fiscal Year ended December 31, 1996

(   )       TRANSITION  REPORT UNDER SECTION 13 OR 15 (D) OF THE  SECURITIES ACT
            OF 1934 [ NO FEE REQUIRED ]: For the transition period from ________ to _________.



                         Commission File Number 1-13012

                         H.E.R.C. PRODUCTS INCORPORATED
                 (Name of small business issuer in its charter)


State of Incorporation: Delaware  IRS Employer Identification Number: 86-0570800

                          2202 W. Lone Cactus Drive #15
                           Phoenix, Arizona 85027-2621
                    (Address of principal executive offices)

                                 (602) 492-0336
                (Issuer's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
Title of each class                                    on which registered
-------------------                                    -----------------------

Common Stock, $.01 par value                           Boston Stock Exchange

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                                      None

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 13(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.   $2,600,642.

At March 20, 1997, the aggregate market value of shares of Common Stock based on the closing price of $1.563, held by nonaffiliates was $9,371,625.

At March 18, 1997, there were 7,000,381 shares of Common Stock issued and outstanding.

Documents Incorporated by Reference:  None

PART I

Item 1. Description of Business

General

         H.E.R.C. Products Incorporated ("Company") develops, manufactures and markets two principal lines of products: (i) consumer and industrial products incorporating the Company's proprietary chemical technology, Eliminate(R) which clean and control scaling, corrosion and biological growth on surfaces and containers which are exposed to water, and (ii) biorational agriculture products which are comprised of components existing in nature rather than components that are artificially synthesized or man-made.

         The Company's Eliminate technology was developed to respond to the disadvantages of current methods of treating water systems. Many of the chemicals used in treating water systems are corrosive and can cause scaling, and it is often difficult to achieve and maintain the correct combination of chemicals. To the extent that chemicals used in treating water systems are toxic, corrosive or non-biodegradable, they are considered to be pollutants, subjecting the water systems to expensive clean-up and regulatory compliance costs. Many water systems also require expensive monitoring. The Company's Eliminate-based products, when added to water, dissolve and prevent scaling and corrosion while suppressing the environment that supports components of scale and corrosion in solution. Even in its concentrated form, the Eliminate technology is non-fuming, non-abrasive and non-flammable. Many of the Company's Eliminate products are also certified biodegradable. The Eliminate-based products for the industrial market include Well Klean(R) and Pipe Klean(R) (which remove encrustations from water pumping and distribution systems), Chlor*Rid(R) (which aids in the removal of chlorides, sulfates and other soluble salts from surfaces prior to coating) and Compounds 360, 260, 400, 200, 360 Startup, Corr-Hib(TM) Intermediate, Corr-Hib(TM) 10-84 and Corr-Hib(TM) 5-45 (which are designed for use with the Eliminate technology for the treatment and cleaning of cooling and other water treatment systems). These products (other than Chlor*Rid, which is sold by Chlor*Rid International, Inc., an unaffiliated distributor) are sold directly by the Company. The Company's consumer products include Eliminate Shower, Tub and Tile Cleaner, Clean Sweep(R) (a swimming pool cleaner), Eliminate Evaporative Cooler Cleaner and Treatment (used to clean and maintain evaporative cooler systems) and Eliminate Toilet Bowl Cleaner, and are sold to the consumer market by a wholly-owned subsidiary of the Company, H.E.R.C. Consumer Products, Inc., an Arizona corporation ("HCPI").

         Through its wholly-owned subsidiary, CCT Corporation ("CCT"), the Company develops, manufactures and markets biorational pest management and plant growth products for the agricultural and horticultural markets. The Company believes that, in addition to expanding the Company's product offerings through the addition of CCT's product lines, CCT's established marketing organization enhances the Company's sales of its existing water systems treatment products, although there can be no assurance of this.

         The Company was incorporated under the laws of the State of Arizona in December 1986 and was reincorporated in the State of Delaware in February 1994. The Company acquired all of the outstanding capital stock of CCT on May 1, 1995 in a merger by which CCT became a wholly-owned subsidiary of the Company. CCT was incorporated under the laws of the State of Arizona in May 1981. Through its subsidiary, HCPI, on July 1, 1996, the Company acquired the portion of its joint venture, H.E.R.C. Consumer Products Company, LLC ("LLC"), with Conair Corporation ("Conair") that it did not then own, so that the LLC became wholly-owed. The Company's executive offices, warehouse and manufacturing facility for certain of its Eliminate-based products are located in Phoenix, Arizona and its telephone number is (602) 492-0336. CCT's office and certain of its warehousing facilities are located Carlsbad, California and its telephone number is (619) 929-9228.

Business Segments

         The Company's principal business segments are the manufacture and distribution of its consumer products and industrial water treatment chemicals and related products and the manufacture and distribution of environmentally friendly proprietary agricultural products. Financial information about the Company's business segments is contained in Note 11 to the consolidated financial statements.

Market Overview

         Eliminate Based Products

         Water is critical to many industries and uses, ranging from agriculture, pools, wells, waterlines, heating and air-conditioning as well as most industrial production processes. Water is a chemically active substance and, any surface which is regularly exposed to water is subject to corrosion by oxidation (such as rust). Since water is rarely pure, water exposed surfaces are also subject to scaling, which is the deposit of water-borne minerals. Scaling or corrosion will eventually lead to the plugging or fouling of the surface, pipe, pump, bathroom fixture, tiles, pool, air conditioning system, or other water exposed surface. In addition, surfaces exposed to water are subject to biological activity.

         Current treatment methods of water containment systems (i.e., water tanks, piping, wells, etc.) include replacement, closing and cleaning, or treating the water to reduce or cure the problem. This latter method, referred to in the industry as water systems treatment, is preferred because it reduces capital costs and system downtime.

         The Company estimates that in 1997 the annual U.S. market for water systems treatment chemicals is in excess of $3.0 billion. In addition, the Company estimates that there are more than 250,000 miles of water mains in the United States which may be in need of rehabilitation representing an annual market in excess of $2 billion in rehabilitation services and chemicals.

         Agricultural Products

         Biorational products for agriculture protect or enhance crop production with little or no environmental impact. Products in this group are biological, non-toxic, natural and/or organic. Although many of these types of products in the past have had quality problems, erratic results and a lack of economic support data, the industry is addressing these issues with greater result. The Company believes that the demand for biorational products will continue to grow in numbers and sales, although there can be no assurance of this. Factors that may contribute to this growth are concern for worker safety, the decline in available conventional chemical pesticides because of their side effects and/or consequences, concern about chemical residue on agricultural products, in the soil and in the water table and finally, concern about chemical drift to non-target crops and to residential housing which is expanding into traditional farm lands.

         The Company estimates that in 1997 the worldwide markets for agricultural insecticides is in excess of $6.0 billion. The market share of biorational agricultural products is a small portion of these worldwide markets, but the Company expects the market share to grow as the efficacy of biorational products is shown and the concern grows about the impact on the environment and human life from conventional, chemically synthesized agricultural products.

The Eliminate Technology

         The Company believes that water systems treatment methods currently offered by other companies have several disadvantages compared to products incorporating the Company's Eliminate technology. Many of the chemicals used in water systems treatment methods are corrosive and can cause scaling, and it is often difficult to achieve and maintain the correct combination of chemicals. To the extent that chemicals used in water systems treatment are toxic, corrosive or non-biodegradable, they are considered to be pollutants, subjecting the water systems to expensive clean-up and regulatory compliance costs.
Many water systems also require expensive monitoring.

         The Company's Eliminate technology was developed to respond to the disadvantages of current water systems treatment methods. When added to water, it dissolves and prevents scaling and corrosion while suppressing the environment that supports biological growth which results in more efficient water utilization. The Eliminate chemistry keeps the dissolved components of scale and corrosion in solution even at highly concentrated levels. The Eliminate technology is non-fuming, non-abrasive and non-flammable. Many of the Company's Eliminate products are also certified biodegradable by Scientific Certification Systems, an independent certifying testing laboratory ("Green Cross").

         A 1988 study of the acute oral toxicity of Eliminate in rats was performed by SRI International, an independent testing laboratory, in compliance with the Environmental Protection Agency Toxic Substances Control Act Good Laboratory Practice Standards, as set forth in 40 CFR Part 792. No deaths or clinical signs of toxicity occurred in male rats following treatment with 5,000 milligrams per kilogram of Eliminate. Based on the results of the study, the acute oral LD50 of Eliminate in male Spraque - Dawley rats is greater than 5,000 milligrams per kilogram.

Products

         Industrial Products

         The Company's Industrial Products Group ("IPG") is actively engaged in the application of both the Eliminate technology and additional Herc licensed technologies to provide unique products and services to the industrial and municipal water systems industry, as well as the high performance coating industry. The Company's Well-Klean, Pipe-Klean, and additional licensed chemical technologies are used as core products in what are typically complex water systems operational enhancement, and as tools to revitalize/rehabilitate water systems with diminished capacities. Other of the Company's chemicals are used to maximize the performance of coatings when used as surface preparation. The IPG Field Services Division provides turn-key application of all of the IPG technologies. The IPG's active markets are generally defined as:

CORE MARKETS
------------

Industrial & Municipal Water Distribution Rehabilitation

Industrial & Municipal Source Water Well Rehabilitation

Industrial Process Water Treatment Chemicals

Surface Preparation/Coating Enhancement Chemicals

EMERGING MARKETS
----------------

Fire Protection Pipe Line Chemical Cleaning/Passivation

Marine-Ship Board Pipe Line Chemical Cleaning

Industrial Process Water Systems Fouled Surface Scale Removal Services (cooling towers, high flux heat exchanger surfaces, etc.)

Chemicals used or offered to the above markets include:


         Well Klean and Pipe Klean. Well Klean and Pipe Klean remove encrustation from pumps, screens, pipes and distribution lines in water pumping and distribution systems. The Company's products have been tested and certified to ANSI/NSF Standard 60 by National Sanitation Foundation International ("NSF") for use as well cleaning and pipe cleaning aids in drinking water systems. Standard 60 was developed to establish minimum requirements for the control of potential adverse human health effects from products added directly to water for its treatment. The Company believes that these products offer distinct advantages over the acid washes which are generally used to clean water systems, since the acid can cause corrosion and can be deemed to be hazardous waste for disposal purposes. In addition, these products provide significant cost savings compared to other currently available solutions such as replacing a water system or a portion of such system. In 1996, approximately 1% of the Company's total revenues were derived from sales of Well Klean, and approximately 7% of the Company's total revenues were derived from sales of Pipe Klean.

         Pipe-Koat. Pipe-Koat is a licensed coating technology used as a tool to provide non-structural, post cleaning protection in potable and non-potable water distribution systems. The Company believes that this innovative

NSF Standard 61 tested and certified lining material offers distinct advantages over the cement mortar lining materials, which have been shown to adversely affect water quality. Pipe-Koat, once applied will provide a permanent barrier to internal pipeline corrosion.

         Chlor*Rid(R) Chlor*Rid is an organic biodegradable chemical blend which aids in the removal of chlorides, sulfates and most other soluble salts. Chlor*Rid is used as a wash solution prior to the application of primers or coatings to improve adhesion on a variety of surfaces, including ferrous and nonferrous metals, wood, plastics and others. In 1996, approximately 1% of the Company's total revenues were derived from sales of Chlor*Rid.

         Compounds: 360, 260, 400, 200, 360 Startup, Corr-Hib(TM) Intermediate, Corr-Hib(TM) 10-84 and Corr-Hib(TM) 5-45. Compounds 360, 260, 400, 200, 360
Startup, Corr-Hib(TM) Intermediate, Corr-Hib(TM) 10-84 and Corr-Hib(TM) 5-45 (collectively the "Process Water Products") are specialty formulations of the Eliminate technology used for continuous treatment of commercial and industrial process water systems. Scaling and corrosion are particularly harmful to process water systems because they reduce cooling efficiency, deteriorate equipment prematurely and increase energy costs. As with water distribution systems, traditional treatments that are currently used include phosphates and heavy metals which result in poor performance, risk of damage, excessive energy and water use and are normally considered discharge pollutants. The Company's Process Water Products are intended to remove and prevent deposits, and restore operational efficiency while decreasing water use. The products contain non-pollutant ingredients, and perform in a wide variety of systems and water qualities. In 1996, approximately 4% of the Company's total revenues were derived from sales of the Company's Process Water Products.


         Consumer Products

         Eliminate Shower, Tub and Tile Cleaner. Eliminate Shower, Tub and Tile Cleaner is a cleaning solution designed to remove soap scum, hard water spots and body oils from shower doors and walls, bathtubs and sinks. It is sprayed on and rinsed off approximately a half hour later. It is not necessary to scrub or brush. Eliminate Shower, Tub and Tile Cleaner is Green Cross certified as biodegradable, and it is the only such cleaner containing a fragrance which is certified biodegradable and was listed in the Safe Shoppers Bible published in 1995 and 1996, the foreword of which was written by Ralph Nader. Eliminate
Shower, Tub and Tile Cleaner is packaged in four sizes: 16, 20 and 32 ounce spray bottles and one gallon refill bottles. In 1996, approximately 34 % of the Company's total revenues were derived from sales of Eliminate Shower Tub and Tile Cleaner.

         Clean Sweep(R). Clean Sweep Pool Cleaner is added to swimming pool water to remove scale and body oils, dirt, scum and algae which attach to the scale. After the Clean Sweep Pool Cleaner has cleaned the pool, Clean Sweep Balance Plus is added to return the pool chemistry to normal and Clean Sweep Pool Maintenance is added to keep the pool from accumulating stains and scale. The pool does not have to be drained to use the Clean Sweep system. Clean Sweep is marketed as a more convenient and less expensive method than the traditional method of pool cleaning, which involves draining the pool and applying an acid wash.

         Eliminate Evaporative Cooler Treatment. Evaporative Cooler Cleaner and Evaporative Cooler Treatment are used to clean and maintain evaporative cooler systems which are used primarily in arid and semi-arid regions of the western and southwestern United States.

         Eliminate Toilet Bowl Cleaner. Eliminate Toilet Bowl Cleaner functions like Eliminate Shower, Tub and Tile Cleaner for use in toilet bowls. It is effective as a cleaner for removing rust, hardwater deposits and waste buildups.

         Proposed Consumer Products. In order to expand its product lines, channels of distribution and classes of trade, the Company is developing additional products and is pursuing the acquisition and/or licensing of existing product lines.

         Agricultural Products

         CCT has six principal pest management products. Of these, four are certified for use in organic farming in certain jurisdictions, while the others are either non-toxic or certified biodegradable. PYRELLIN(R) is not certified for use in organic farming in the State of California or for shipments of organic products into the State of California. To expand and complement its current product line, CCT continues to evaluate candidate compounds for acquisition or licensing.

         COAX(R). COAX is an insect feeding stimulant which, when combined with biological insecticides, encourages insect pests to ingest more of the mixture in a shorter duration. This addition of COAX results in increased efficacy of biological insecticides. By screening out ultra violet light rays, COAX extends the length of effective control of biologicals, making them more comparable to conventional pesticides. COAX was developed by the United States Department of Agriculture (USDA) and initially commercialized by the Proctor and Gamble Company. CCT purchased and now owns both the formula and trademark COAX(R). COAX accounted for approximately 5 % of the Company's sales in 1996.

         STRESSGUARD.(R) STRESSGUARD forms a thin, gas permeable membrane on plant foliage which reduces water loss and protects plants from environmental conditions that are stressful to them and that retard growth. STRESSGUARD also can be used with soft pesticides which become encapsulated in the coating permitting the increased and extended time of effectiveness against insects. Using STRESSGUARD in conjunction with pesticides results in fewer applications and lower use rates resulting in savings to growers and reduces the amount of pesticide introduced into the environment. CCT owns the product formula and trademark for STRESSGUARD.

         CO*BACIL(R). CO*BACIL was developed by CCT, together with the USDA. CO*BACIL, available in one powder and two granular formulations, incorporates the biological insecticide Bacillus thuringiensis with CCT's insect feeding stimulant, COAX. CO*BACIL, now in market introduction, is principally targeted for the control of lepidopterous insect pests in corn, vegetables, trees and vines. CO*BACIL has been demonstrated to be more effective that other Bt products, which do not contain COAX. CCT owns the product formula and trademark for CO*BACIL.

         PYRELLIN(R). PYRELLIN is a botanical insecticide marketed under an agreement with its manufacturer, the Webb Wright Corporation. The exclusive marketing agreement applies to the United States and Mexico. PYRELLIN accounted for $929,000 in sales for the year ending December 31, 1996, representing approximately 36% of the Company's sales. One of the active ingredients in PYRELLIN, rotenone, is currently under review by the United States Environmental Protection Agency (EPA) and the California Environmental Protection Agency (Cal
EPA). The EPA has rendered its decision in favor of rotenone, and the Cal EPA decision, believed to be favorable, is due. Once the latter decision is received, CCT will continue its negotiations to acquire or license PYRELLIN from Webb Wright. This would then require that CCT be responsible for generating the information required for the re-registration of rotenone, estimated to be approximately $160,000 - $200,000 over the next three to five years. A portion of these funds could be recouped through the data compensation program at the EPA.

         DENY(R). There are two product forms for DENY, one is a biological fungicide and the other a biological nematicide. Both products have applications in vegetables, specialty crops such as melons, and turf, accounting for approximately 6% of the Company's 1996 sales. DENY provides fungus disease and nematode damage prevention at levels competitive with current commercial products with less restrictions and hazards. Under an exclusive marketing agreement with Stine Microbial Products, CCT markets the DENY products on a worldwide basis. This marketing agreement expires on November 16, 2004.

         LINE-OUT(R). LINE-OUT was developed by H.E.R.C. for the agricultural sector to clean and maintain low flow irrigation systems lines free of deposits that restrict water flow. LINE-OUT is marketed exclusively by CCT. LINE-OUT is also effective as a soil amendment in reclaiming salty soils. LINE-OUT is presently being applied on golf courses to improve water penetration through the soil. It is non-corrosive and certified biodegradable by Green Cross. In 1996, LINE-OUT accounted for approximately 2% of the Company's sales.

         CCT also markets a line of pheromone mating disruption products for the Thermo Trilogy Corporation. Mating disruption products are useful in Integrated Pest Management Programs to preserve the natural populations of beneficial insects (natural enemies of insect pests) and reduce the amount of conventional pesticides applied.

Marketing and Distribution

         The Company markets its products and services using its marketing and sales staff, exclusive licensing arrangements with independent service companies, independent distributors and strategic relationships. Prior to July 1996, the Company also marketed its consumer products through the joint venture with Conair.

         Industrial Products.

         The Company believes that the market for its industrial products and services is very broad. In addition to the more than 250,000 miles of potable water mains in the United States operated by public and private water companies and municipalities which may be in need of rehabilitation and has been the primary focus of its marketing to date, there are extensive private waterlines in hotels, resorts, factories, refineries, mines and other industries with internal water distribution systems which need rehabilitation. The Company uses its internal sales force to market its revitalization/rehabilitation products and services through direct presentations to municipalities and industrial companies with internal water distribution systems at pipeline engineering and municipal services trade shows. It also advertises in related trade publications. In addition, in 1996 the Company entered the fire protection pipe line cleaning/passivation market and the marine-ship board pipe line chemical cleaning market. As of March 21, 1997, the Company has cleaned the vacuum waste water lines on board 9 United States Coast Guard Cutters.

         The Company markets its industrial products and services mainly by establishing licensing and/or distribution agreements with regional and local independent contractors and direct sales depending upon the location and customer needs. Under such a licensing and/or distribution arrangement, the contractor agrees to purchase the Company's products in exchange for the exclusive territorial marketing rights. The Company has licensed two entities in key areas of the country to market the water system treatment products primarily to the municipal and industrial market for water systems treatment in the areas of Eastern New York, Eastern Pennsylvania, New Jersey and Ohio. The Company distributes Chlor*Rid through Chlor*Rid International, Inc., an unaffiliated distributor.

         The Company markets its Process Water Products through strategic relationships with established water system treatment companies.


         Consumer Products

         On July 1, 1996, the Company acquired the fifty percent interest of the LLC owned by Conair. Prior to that date the Company and Conair equally owned the LLC which was formed to produce and market the Company's consumer products.

         The Eliminate Shower, Tub and Tile Cleaner is sold by HCPI primarily through large hardware and home improvement chains. The pool products are distributed by HCPI to pool specialty stores and distributors, and marketed both under the HCPI's name and on a private label basis. During 1996, the Company sold $783,812 of consumer products to one customer, representing approximately 88% of consumer products sales.

         Agricultural Products

         The Company's biorational agricultural and horticultural products are marketed by CCT. CCT began its operations in 1981 and has established markets and long standing relationships among users of environmentally sensitive pest management products. CCT markets its products through local, regional and national distributors of agricultural products in all major fruit, vegetable and specialty crop growing areas in the United States as well as into the turf/golf course market through key distribution channels.

CCT regularly participates in industry trade shows and appears in selected industry publications. CCT also continues to increase its emphasis on market opportunities outside the United States.

         Advertising

         The Company actively advertises and publishes in selected industry publications and initiates direct mail pieces to discreet groups of potential consumers of its various products. The Company also uses an "800" number in connection with its advertising and direct mail programs so that customer leads may be followed up on under the coordination of the Company sales personnel. The primary emphasis of the advertising is to promote awareness of the Company and its various products.

Competition

         Industrial Products

         Waterwell and waterline revitalization/rehabilitation are normally performed by regional contractors. There are no major companies that dominate this business. The largest company in the waterwell field is Layne, Inc. Chemicals used in cleaning water systems have generally been non-proprietary, readily available acids produced by such major chemical companies as DuPont, Dow Chemical Company, Hill Brothers Chemical Company and Vista Chemical Company. These companies are substantially larger and have far more extensive resources than the Company. To the extent that the Company seeks to sell its water system pipeline rehabilitation technology directly to end users, it may be perceived as competing with the regional contractors to which it will also seek to market its pipe rehabilitation products and technology. While such companies are not as large as the chemical producers, they are still generally large and more well established in the industry than the Company.

         With respect to Process Water Products, the Company does not directly compete with the major water treatment companies, but is a supplier to those companies by educating them of the advantages of the Company's Process Water Products and technology. Should the water treatment companies choose to compete with the Company, there could be an adverse effect on the Company's activities since the Company does not have the resources to compete for full water treatment contracts on a "stand-alone" basis. Almost all of the water treatment and water treatment chemical companies are substantially larger and have far more extensive resources than the Company.

         In addition, the Company expects that the companies with which it competes have the resources to develop and have developed, are developing, or may develop and market products directly competitive with the Company's technology. Current competitors or new market entrants could produce new or enhanced products with features that render the Company's products obsolete or less marketable. The Company's ability to compete successfully will depend on the Company's continuing research and development of new and improved products and on the Company's ability to adapt to technological changes and advances in the water systems treatment industry.

         In the opinion of the Company's management, the Company's products and methods are superior to other water system treatment chemicals because they are easier to use, less expensive and are less harmful to the environment. Additionally, certain of the Company's products meet the NSF Standard 60 or are Green Cross certified as biodegradable. The Company competes principally on the basis of these qualities and by securing strategic relationships with established companies, of which there can be no assurance. The Company has patent protection for certain of its technologies and is seeking to expand patent protection by making new applications in respect of its Eliminate products and technology in order to provide a diverse product base.

         Consumer Products

         The markets for HCPI's products are highly competitive. HCPI competes with numerous well-established chemical and consumer products companies, all of which possess substantially greater financial, marketing, personnel and other resources than HCPI and have established reputations. HCPI intends to expand its product lines (by developing new products and by acquiring and/or licensing existing product lines), channels of distribution and classes of trade in 1997. In addition to hardware, HCPI will pursue janitorial, catalog, commercial and warehouse club store sales. Catalog sales through U.S. Sales Corp and sales through Bed, Bath and Beyond retail outlets are new channels of distribution secured in January, 1997.

         Agricultural Products

         The biorational products of CCT compete with other natural or organic products as well as conventional pest control chemical products. Within the biorational agricultural product markets, CCT competes with smaller agrichemical manufacturers such as Ecogen, Inc., Mycogen Corporation, Troy Biosciences, Inc., Custom Chemicides and Miller Chemical and Fertilizer Corporation. In addition, there are a number of sole proprietorships that also compete in these same markets. CCT also competes with major agrichemical manufacturers such as Abbott Laboratories and Novartis (a new company that brings together Ciba and Sandoz
Agro) which also produce and market conventional agrichemicals. These companies are substantially larger and have far more extensive resources than does CCT. CCT competes based upon the fact that the products in its entire line have little or no adverse environmental impact, some of which are certified for use in organic food production. CCT benefits from its extensive established relationships in the agribusiness industry.


Manufacturing and Supply

         Certain of the Company's industrial products based upon the Eliminate technology are formulated and packaged at its plant in Phoenix, Arizona. The balance of these industrial products and all of the Company's consumer products are manufactured and packaged for it by third party manufacturers located in Chandler, Arizona, Tucson, Arizona and Winterhaven, Florida, using formulations provided by the Company. The CCT biorational agricultural products are manufactured and packaged for it by third party manufacturers using formulations provided by CCT. The Company generally does not maintain long-term supply agreements with its suppliers and purchases raw materials and agricultural products pursuant to purchase orders or short-term contracts in the ordinary course of business. The Company believes that the raw materials and other supplies are readily available from a variety of sources and that there are numerous companies available to formulate and package its products.

Patent and Trademark Protection

         The Company has a patent for the use of its Eliminate technology in cleaning potable water distribution systems. The Company has several patents covering its automated control system for using the Company's Eliminate technology for controlling scale and corrosion in process water applications and several patents on its process for cleaning water distribution systems. On March 11, 1997 the Company received a joint patent with Chlor*Rid International, Inc., for the use of its Chlor*Rid technology in removing chlorides from contaminated surfaces. The Company also has a patent for its multi-purpose cleaning formulation. The Company has been allowed a patent in respect of Clean Sweep. Additionally, the Company has two United States patents pending related to the process for cleaning water distribution systems. The Company currently is executing a foreign patent program on the Company's basic United States patent technology. There can be no assurance that any patents applied for will be obtained. Moreover, there can be no assurance that any patents will afford the Company commercially significant protection of its technology or that the Company will have adequate resources to enforce its patents. The Company believes that it has independently developed its proprietary technologies and they do not infringe the proprietary rights of others. Although the Company has received no claims of infringement, it is possible that infringement of existing or future patents or proprietary rights may occur.

         In the event that the Company's products infringe patent or proprietary rights of others, the Company may be required to modify its processes or obtain a license. There can be no assurance that the Company would be able to do so in a timely manner, upon acceptable terms and conditions or at all. The failure to do so would have a material adverse effect on the Company. In addition, there can be no assurance that the Company will have the financial or other resources necessary to defend a patent infringement or proprietary rights action. Moreover, if any of the Company's products infringe patents or propriety rights of others, the Company under certain circumstances could become liable for damages which could have a material adverse effect on the Company.

         The Company's registered trademarks are Eliminate, Clean Sweep, h.e.r.c.(R), Well Klean, Pipe Klean, STRESSGUARD, CO*BACIL, COAX, DENY, LINE-OUT and SPARK(R). The Company also has the Eliminate Man(C) registered as a copyright.

         The Company also relies on proprietary know-how and confidential information and employs various methods to protect the processes, concepts, ideas and documentation associated with its technology. However, such methods may not afford complete protection, and there can be no assurance that others will not independently develop such processes, concepts, ideas and documentation. Although the Company requires all of its employees to sign confidentiality agreements, there can be no assurance that such agreements will be enforceable or will provide meaningful protection to the Company. There can be no assurance that the Company will be able to adequately protect its trade secrets or that other companies will not acquire information that the Company considers to be proprietary. Moreover, there can be no assurance that other companies will not independently develop know-how comparable to or superior to that of the Company.


Government Regulation

         Water pollution is a major focus of federal, state and local environmental protection laws and regulations. The discharge from water systems treatment is subject to these laws and regulations. The water system treatment chemicals industry and the Company's operations are subject to extensive and significant regulation by federal, state and local governmental authorities. Some of such regulation is extensive and may from time to time have a significant impact on the Company's operations. Testing and certification of drinking water additives is performed by the NSF pursuant to Standard 60 which is a recognized standard used as guidance by the federal and most state environmental protection administrations and is being adopted as the regulatory standard by many states. The NSF has indicated that Pipe Klean and Well Klean comply with the standards for chemicals which can be used in cleaning drinking water systems. In addition, many of the Company's products are Green Cross certified as biodegradable. Products are biodegradable if they can be broken down into carbon dioxide, water and minerals without harmful effects to the environment.

         Some of the Company's products require the use of a chemical that is classified under applicable laws as a corrosive chemical and substance. There can be no assurance that the Company will not incur environmental liability arising out of the use of corrosive substances. To date, the Company does not believe that it has incurred any such liability. The Company does not maintain insurance to compensate it for any liabilities it may incur if it were to violate environmental laws or regulations. The use of certain chemicals contained in the Company's products is subject to frequently changing federal, state and local laws and substantial regulation under these laws by governmental agencies, including the United States Environmental Protection Agency, the Occupational Health and Safety Administration, various state agencies and county and local authorities acting in conjunction with federal and state authorities. Among other things, these regulatory bodies impose requirements to control air, soil and water pollution, to protect against occupational exposure to such chemicals, including health and safety risks, and to require notification of the storage, use and release of certain corrosive chemicals and substances.

         The biorational agricultural products sold by CCT are registered with the federal and most state environmental protection agencies. In most instances, the federal registration is undertaken and maintained by the entities that developed or have licensed CCT to manufacture and sell the products. CCT maintains licenses for the sale of each of its agricultural products in those states where it sells the products.

         The Company believes that it is in substantial compliance with all material federal, state and local laws and regulations governing its business operations and has obtained all material licenses, authorizations, approvals, orders, certificates and permits required for the operation of its business. There can be no assurance that the Company in the future will be able to comply with current or future government regulations in every jurisdiction in which it will conduct its business operations without substantial cost or interruption of its operations, or that any present or future federal, state or local environmental protection regulations may not restrict the Company's present and possible future activities. In the event that the Company is unable to comply with such requirements, the Company could be subject to substantial sanctions, including restrictions on its business operations, monetary liability and criminal sanctions, any of which could have a material adverse effect upon the Company's business.

         Advertising relating to the Company's products is subject to the review of the Federal Trade Commission and state agencies, pursuant to their general authority to monitor and prevent unfair or deceptive trade practices. In addition, the Consumer Products Safety Commission regulates the labeling of the Company's products.

Research and Development

         The Company believes that there are numerous additional products to further expand or augment its current product lines that may be developed from the Eliminate technology or acquired. The Company has not yet developed any other products based on the Eliminate technology and there can be no assurance that such products can be developed or that, if developed, they would be technologically or commercially successful. The Company also anticipates that there will be opportunities to develop products in related fields which are not necessarily dependent on the Eliminate technology. The Company is currently evaluating a number of new biorational agricultural products that may be available for acquisition or licensing. There can be no assurance that future research, development and evaluation activities or expenditures by the Company will result in commercially viable products.

         CCT participates in various cooperative product development programs sponsored by different entities including the Biocontrol Division of the USDA, major university extension agencies and manufacturers of newer technologies and niche products. CCT participates at different levels such as conducting or providing research, joint testing and providing marketing expertise which is used to help design the product. By combining its resources with those of the USDA, universities and manufacturers, CCT is able to leverage the use of its research funds and review many active research products taking place in the United States as well as to establish potential marketing relationships for new products.

Employees

         As of December 31, 1996, the Company had 31 employees, of whom five are officers, five are engaged in field operations and production, five in administration and twelve in marketing and sales. None of the Company's employees is represented by labor unions or covered by a collective bargaining agreement. The Company believes that its relations with all of its employees are satisfactory.

Seasonality

         Sales of the Company's agricultural products are seasonal. The greatest dollar volume of sales of agricultural products occurs during the second and third quarters of the calendar year. Sales of the Pipe Klean and Well Klean products are also seasonal in those parts of the United States in the snow belt. Seasonal sales can result in uneven cash flow for the Company. Uneven cash flow may require the Company to be dependent on cash flows from sales of its water system treatment products during those portions of the year when sales of agricultural products experience slow down and may require the Company to obtain and maintain short-term financing arrangements. In the event such financing arrangements are not available or, once acquired, cease to be available, the Company's operations and financial condition could be materially adversely affected.

Item 2.  Description of Property

         The Company leases approximately 15,700 square feet of office and warehouse facilities in Phoenix, Arizona, approximately 5,530 square feet of office and warehouse facilities in Portsmouth, Virginia and approximately 2,500 square feet of office and warehouse facilities in Carlsbad, California. The Phoenix facilities are leased under an operating lease expiring on July 31, 2001. The lease provides for monthly payments escalating from $8,796 to $10,053 over the term of the lease. The Portsmouth facilities are leased under an operating lease expiring December 31, 1998, with an option to extend the lease for three (3) additional years to December 31, 2001. The lease provides for monthly payments escalating from $2,225 to $2,640 over the term of the lease, including the extension term. The Carlsbad facilities are leased under an operating lease expiring on July 31, 1997 that provides for monthly payments of $1,655. CCT has the option of extending this lease for one year to July 31, 1998 at the same monthly rate.

Item 3.  Legal Proceedings

         The Company is not a party to any pending legal proceeding, nor is its property the subject of any pending legal proceeding.

Item 4.  Submission of Matters to a Vote of the Security Holders

         There were no matters submitted to a vote of the security holders, through the solicitation of proxies or otherwise during the fourth quarter ended December 31, 1996.

Part II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

Trading Markets

         The Company's Common Stock has been listed on the Nasdaq SmallCap Market and on the Boston Stock Exchange under the symbols "HERC" and "HER", respectively. The Nasdaq SmallCap Market is the principal market for the Company's Common Stock.

         The following table sets forth the high and low bid prices as quoted by Nasdaq for the periods indicated. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


     1995                                                 High Bid       Low Bid
     ----                                                 --------       -------
First Quarter                                             $3.063         $1.625
Second Quarter                                             4.125          2.625
Third                                                      4.375          1.875
Fourth Quarter                                             2.188          1.500


     1996                                                 High Bid       Low Bid
     ----                                                 --------       -------
First Quarter                                             $1.813         $0.625
Second Quarter                                             2.125          0.750
Third                                                      2.906          1.188
Fourth Quarter                                             3.125          1.500
(through February 29, 1997)

     1997                                                 High Bid       Low Bid
     ----                                                 --------       -------
First Quarter                                             $2.375         $1.438
(through February 29, 1997)

         On March 20, 1997 the last reported bid price for the Common Stock as quoted by Nasdaq was $1.375.

Holders

         As of March 18, 1997, the number of record holders of the Common Stock of the Company was 72. According to Company estimates, there are more than 1,040 beneficial holders of the Common Stock..


Dividends

         To date, the Company has not paid any cash dividends on its Common Stock, and it does not anticipate paying any cash dividends in the foreseeable future. There are no restrictions that limit the Company's ability to pay dividends on its Common Stock.

Recent Sales or Grants of  Unregistered Securities

The following relates to all securities of the Company sold or granted within the last fiscal year which were not registered under the Securities Act of 1933.

------------ ----------------- ------------------------ ------------------------ -------------- -----------------
                                                        Consideration received
                                                          and description of       Exemption        Terms of
  Date of        Title of              Number            underwriting or other       from           exercise
   grant         security                                 discounts to market    registration
                                                           price afforded to        claimed
                                                              purchasers
------------ ----------------- ------------------------ ------------------------ -------------- -----------------

                Options to                               Options granted - no       Section     Exercisable for
  1/96 -     purchase Common           575,000          consideration received       4(2)       a period
   12/96      Stock granted                                by Company until                     lasting six
               to employees                                    exercise                         years from date
              and directors                                                                     of grant at
                                                                                                exercise prices
                                                                                                ranging from
                                                                                                $1.50 to $2.38
------------ ----------------- ------------------------ ------------------------ -------------- -----------------

                  Units          Units consisting of                                Private        The Common
  4/3/96                         3,214,902 shares of          $2,732,650*          placement     Stock purchase
                                  Common Stock and                                pursuant to     warrants are
                               3,214,902 Common Stock                            Section 4(2)    exercisable at
                                  purchase warrants                                               $2.00, until
                                                                                                 April 3, 1999
------------ ----------------- ------------------------ ------------------------ -------------- -----------------

  4/3/96      Unit Purchase      Units consisting of                                Section      Exercisable at
                  Option          321,490 shares of              $100                4(2)         $.935 until
                                  Common Stock and                                                  4/3/2001
                                321,490 Common Stock
                                  purchase warrants
------------ ----------------- ------------------------ ------------------------ -------------- -----------------

               Warrants to                                Warrants granted as       Section      Exercisable at
  9/27/96    purchase Common           50,000              consideration for         4(2)         $2.75 until
              Stock granted                                financial public                        9/17/2001
              to The Equity                               relations services
                  Group
------------ ----------------- ------------------------ ------------------------ -------------- -----------------

               Warrants to                               Warrants granted - as      Section     Exercisable for
 11/19/96    purchase Common           200,000             consideration for         4(2)           a period
              Stock granted                               consulting services                     lasting four
                  to GKN                                                                           years from
             Securities Corp.                                                                     11/19/97 at
                                                                                                 exercise price
                                                                                                    of $2.50
------------ ----------------- ------------------------ ------------------------ -------------- -----------------

 12/10/96    Preferred Stock       170,000 shares             $1,700,000*           Private           N/A
                                                                                   placement
                                                                                  pursuant to
                                                                                 Section 4(2)
------------ ----------------- ------------------------ ------------------------ -------------- -----------------

               Warrants to                               Services as placement      Section     Exercisable for
 12/10/96    purchase Common           85,000                    agent               4(2)           a period
              Stock granted                                                                       lasting five
                to Perrin,                                                                      years from date
                 Holden &                                                                         of grant at
                Davenport                                                                        exercise price
                 Capital                                                                            of $3.00
               Corp.("PHD")
------------ ----------------- ------------------------ ------------------------ -------------- -----------------

*See "Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 9 to Financial Statements for a discussion of private placements of Common Stock and Preferred Stock during 1996.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

         When used in the Form 10-KSB and in future filings by the Company with the Securities and Exchange Commission, the words or phrases "will likely result", "the Company expects," "will continue," "is anticipated," "estimated," "project," or "outlook" or similar expressions are intended to identify
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Included in the risks and uncertainties that may effect the Company are the following: the possible need for additional capital to fund operations in the future; the current dependence on significant customers; the need to obtain and maintain "environmentally friendly" certification for its agricultural products; competition; the need for continued market acceptance and the requirement to expand sales in all of its segments; the seasonality of sales of certain of its products; and the need to contain and reduce certain expenses associated with the manufacture and distribution of its products. The Company has no obligation to release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Results of Operations

                             1996 Compared with 1995

         Sales for the year ended December 31, 1996 were $2,600,642 compared to $1,349,786 in 1995, an increase of $1,250,856 or 93%. Consolidation of H.E.R.C. Consumer Products operations into the financial statements, effective July 1, 1996, and inclusion of agricultural sales for the entire year 1996 (see Note 3 to accompanying financial statements) account for the increase, offset by a decline in industrial product sales.

         Consumer product sales for the six months ended December 31, 1996 were $893,754, over 98% of which were Eliminate Shower, Tub and Tile Cleaner. 88% of consumer product sales were to one customer. Full years sales in 1996 and 1995 were $1,655,000 and $1,380,573 respectively with wider distribution of Eliminate Shower, Tub and Tile Cleaner accounting for the increase.

         Agricultural products contributed $1,377,085 to consolidated sales in 1996 compared to $736,966 for the eight months ended December 31, 1995. Full year agricultural sales in 1995 were $1,979,852. PYRELLIN revenues declined from $1,352,200 for the full year 1995 to $929,150 in 1996 as a result of (a) a promotion program in late 1995 whereby customers bought ahead and carried inventory into 1996 and (b) the loss in California of organic certification of the product for use by organic farmers. To date, the certification has not been restored. Sales of all agricultural products in 1996 were generally lower because of weather conditions, but DENY sales were up 20% as product introduction continued. The Company anticipates that DENY sales will increase in 1997 in response to registration of the product with the California Environmental Protection Agency in the first half of 1997.

         Higher industrial product sales of $612,820 in 1995 compared to $329,803 in 1996 are largely attributable to the sale of three mobile recirculation units in 1995. There were no such sales in 1996. Revenue from other industrial chemical products was essentially flat from 1995 to 1996.

         Pro forma consolidated sales (see Note 3 to accompanying financial statements) decreased $611,357 from 1995 to 1996 because of the decline in agricultural and industrial products offset by an improvement in consumer product revenues.

         Although industrial products gross margin as a percentage of sales declined in 1996, improved margin in the agricultural business and consolidation of consumer products operations for the final six months of 1996 contributed to an increase in overall margin from 2% in 1995 to 23% in 1996.

         The decline in industrial products margin from a negative 10% in 1995 to a negative 18% in 1996 is largely a function of start up costs associated with the Company's initial pipeline rehabilitation projects and write down of certain equipment used in the water system treatment process. Lower raw material cost for PYRELLIN in 1996 accounts for the improved agricultural margin of 36% in 1996 compared with 12% in 1995. Consumer product margin of 22% for the six months ended December 31, 1996 was adversely impacted by certain one-time product and freight costs associated with the movement of Conair inventory after the acquisition.

         Selling expenses increased from $849,812 in 1995 to $1,102,638 in 1996, representing an increase of 30%, while general and administrative expenses increased from $1,721,077 to $1,923,020, representing an increase of 12%. Consolidation of consumer products accounts for $282,303 of the aggregate increase in selling, general and administrative expense while the balance of $172,466 is attributable to additional personnel and related costs necessary to support revenue growth and the Company's expanding operations and services.

         Interest   expense  is  consistent  from  year  to  year.  The  Company anticipates that interest expense will be virtually eliminated in 1997 since the related indebtedness has been retired with the proceeds from issuance of stock.

         The decrease in miscellaneous income is a function of (a) less interest income as more cash was invested in the business and (b) elimination of research and development reimbursements after the Company acquired Conair's 50% share of the LLC.


Liquidity and Capital Resources

         Cash and cash equivalents were $1,369,843 at December 31, 1996 compared to $331,601 at December 31, 1995. Working capital was $1,926,213 at December 31, 1996 and $687,713 at December 31, 1995. Increased cash and cash equivalents and working capital, at year end, are a result of the private placement of Preferred Stock in December 1996 offset by the loss from operations. Net cash used in operating activities was $2,268,512 and $2,167,560 for the years ended December 31, 1996 and 1995 respectively.

         On April  3,  1996,  the  Company  sold  3,214,902  units in a  private placement, for gross proceeds of approximately $2,733,000 and net proceeds of approximately $2,277,000. Each unit consisted of one share of Common Stock of the Company and one warrant. Each warrant entitles the holder thereof to purchase one share of Common Stock for $2.00 until April 3, 1999. The Company may call the warrants for redemption at a price of $.01 per warrant, on not less than 30 days prior written notice, if the last sales price of the Common Stock has been at least $5.00 per share on all 20 of the trading days ending on the third day prior to the date on which notice of redemption is given. The Company has an effective registration statement under the Securities Act of 1933 covering the resale of the Common Stock issued in the offering and to be issued upon exercise of the warrants by the holders.

         In December 1996 the Company completed a private equity offering of 170,000 shares of Class A Preferred Stock ("Preferred Stock") for $1,700,000 and received net proceeds of $1,480,000. The Preferred Stock has a par and stated value of $.01 and $10 respectively. 1,000,000 shares are authorized. The holders of the Preferred Stock are entitled to receive dividends of 10% of the stated value per annum from the date of issuance through the "Conversion Date," as defined, payable solely in shares of the Company's Common Stock. The holders of the Preferred Stock have the right to convert each share of Preferred Stock and the accrued amount of dividends thereon, through the Conversion Date, into shares of Common Stock determined by dividing the aggregate of the stated value of the Preferred Stock plus accrued dividends, by the greater of (i) 75% of the average closing bid price of the common shares, as defined, or (ii) $.10. The Preferred Stock will automatically convert based on the above formula on December 17, 1999. The Preferred Stock does not carry any redemption or voting rights. In the event of a liquidation, dissolution or winding up of the Company, the holders of the Preferred Stock will participate with the holders of the Common Stock as if the Preferred Stock was fully converted immediately prior to the event. The Company has an effective registration statement under the Securities Act of 1933 covering the resale of the Common Stock issued upon conversion of the Preferred Stock.

         As  of  March  26,  1997,  100,780  shares  of  the   Preferred   Stock
(approximately 59.3%) have been converted to Common Stock.

         The Company used the proceeds from securities sales in 1996 to purchase Conair's 50% share of the LLC and is continuing to use such proceeds (a) to purchase industrial, consumer and agricultural product inventory to meet its anticipated sales; (b) to market its water system treatment product and make capital expenditures to expand that segment of its business; (c) to develop, license and purchase the rights of new industrial, consumer and biorational agricultural products; and, (d) for working capital for general corporate purposes.

         Through February 1997, the Company did not generate the cash flow necessary to support its ongoing business. However, management believes, but cannot assure, that financial results for the balance of 1997 will provide sufficient positive cash flow to fund ongoing operations and required capital expenditures. Should management determine that the current operating plan will not provide positive cash flow, the Company may take actions, particularly in the marketing and corporate areas, until revenues and operating margins reach a level to produce overall profitable results.

         In February 1997, the Company arranged a $150,000 credit line with a bank at the bank's prime interest rate which expires March 31, 1998. No amount has been drawn against the line. If financing in excess of the credit line is required, there is no assurance that such arrangements could be concluded. To the extent that any future financing involves the sale of equity securities, the interest of the Company's then stockholders could be substantially diluted.


Item 7.  Financial Statements

         See Index To Financial Statements on F-1 attached hereto.


Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         Not applicable.

Part III


Item 9.  Directors, Executive Officers, Promoters and Control Persons

Name                             Age                     Position
----                             ---                     --------

S. Steven Carl                   39                      Chairman  of  the  Board,   Chief  Executive  Officer  and
                                                         Director of the Company

Shelby A. Carl                   69                      Chairman Emeritus and Director of the Company

Gary S. Glatter                  44                      President,   Chief   Operating   Officer,   Treasurer  and
                                                         Director of the Company

Dr. Jerome H. Ludwig             64                      Executive  Vice  President,  Secretary and Director of the
                                                         Company

John P. Johnson                  55                      Chief Financial Officer of the Company

Robert M. Leopold                71                      Director of the Company

Salvatore T. DiMascio            57                      Director of the Company

         S. Steven Carl was the general manager of CCT from 1987 to May 1992, and President and Chief Executive Officer of CCT from May 1992 to August 1995. Mr. Carl has been the Chief Executive Officer and a Director of the Company since August 1995 and President of the Company from August 1995 to February 28, 1996. Effective February 28, 1996, Mr. Carl became Chairman of the Board and resigned as President of the Company.

         Shelby A. Carl was the Chief Executive Officer of the Company from February 1988 to August 1995 and has been Chairman Emeritus since August 1995 and a Director of the Company since February 1988. Prior to joining the Company, Mr. Carl spent over 30 years in agricultural chemical development and sales. Shelby A. Carl is S. Steven Carl's father.

         Gary S. Glatter has been Chief Operating Officer and a Director of the Company since January 1994, Chief Financial Officer from August 1995 until December 1996 and Treasurer of the Company since August 1995. Mr. Glatter was the President of the Company from January 1994 to August 1995 and was re-elected President of the Company on February 28, 1996. From 1989 to December 1993, Mr. Glatter was President and Chief Executive Officer of Classic Properties, L.P., a New York based real estate management, sales, marketing and investment company. From 1985 to 1989, Mr. Glatter was senior vice president for development at M.J. Raynes Incorporated and prior to that he was in private law practice. Mr. Glatter is admitted to the Bar of the State of New York.

         Dr. Jerome H. Ludwig has been Executive Vice President, Secretary and a Director of the Company since June 1993. For more than five years prior thereto, he served as a scientific consultant to the Company and also was engaged as an independent business broker. Dr. Ludwig has spent over 40 years in marketing and product development in the chemical, plastics and pharmaceutical industries and holds 17 United States patents.

         John P. Johnson has been Chief Financial Officer of the Company since January 1, 1997. Mr. Johnson has held numerous senior level financial positions with various organizations, including the New York Stock Exchange, where he retired as Chief Financial Officer - Vice President of Finance in 1990. Prior to this, he was on the audit staff at Price Waterhouse LLP in New York. After his retirement from the New York Stock Exchange in 1990, Mr. Johnson has acted as an independent financial consultant. His most recent appointments include Acting Chief Financial Officer for Boyt Company, a manufacturer of luggage and hunting supplies, and Interim Treasurer for Rodale Press, Inc., a book and magazine publisher. Mr. Johnson is a Certified Public Accountant.

         Robert M. Leopold has been a Director of the Company since June 5, 1996 and has been the President of Huguenot Associates, a financial and business consulting firm, since 1977 and the Chairman of the Board of International Asset Management Group, Inc. since 1983. From June 1982 to December 1990, Mr. Leopold held various positions with Insituform of North America, Inc. including Vice Chairman (1982 - 1986), Chief Executive Officer (1986 - 1989), Chairman (1986 -
1987) and Advisor to the Chairman (1989 - 1990). Mr. Leopold was also a Director of Insituform Mid-America, Inc. Mr. Leopold currently is a Director of the following public companies: Infodata Systems, Inc., Windsor Capital Corp. and Dental Services of America.

         Salvatore T. DiMascio has been a Director of the Company since September 3, 1996. Since June, 1994, Mr. DiMascio has been Executive Vice President and Chief Financial Officer of Anchor Gaming, a public company. From 1986 - 1994, Mr. DiMascio was the President of DiMascio Venture Management, a management and investment consulting firm. Among other executive level positions held during his 30 year career, Mr. DiMascio was Senior Vice President and Chief Financial Officer of Conair Corporation. In addition, he has experience in industrial products manufacturing, distribution, retailing and other service industries. Mr. DiMascio is currently a Director of U.S. Communications Inc., a public company. Mr. DiMascio is a Certified Public Accountant.

         Directors are elected to serve until the next annual meeting of stockholders of the Company or until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors subject to any contracts of employment.

         The Company has agreed with GKN Securities corporation ("GKN") that at such time as at least two members of the Board of Directors are "independent," the Board of Directors will establish a compensation committee of which the majority are the independent directors, which committee must approve all compensation and other employment arrangements.

         The Board of Directors recently established an Audit Committee and a Compensation Committee.

         The Audit Committee, currently comprised of Robert M. Leopold and Salvatore T. DiMascio, has been formed to: (i) recommend annually to the Board of Directors the appointment of the independent auditors of the Company; (ii) review with the independent auditors the scope of the annual audit and review their final report relating thereto; (iii) review with the independent auditors the accounting practices and policies of the Company; (iv) review with internal and independent auditors overall accounting and financial controls; (v) be available to the independent auditors during the year for consultation; and (vi) review related party transactions by the Company on an ongoing basis and review potential conflicts of interest situations where appropriate. To date, the Audit Committee has held one meeting.

         The Compensation Committee, currently comprised of Robert M. Leopold, Salvatore T. DiMascio and S. Steven Carl, has been formed to review overall executive compensation and review the Company's employee benefit plans. To date, the Compensation Committee has held one meeting.

         The Company is obligated through May 1999, if so requested by Whale Securities Co., L.P. ("Whale"), the underwriter of its initial public offering, to nominate and use its best efforts to elect Whale's designee as a director of the Company or, at Whale's option, as a non-voting adviser to the Board of Directors. Whale has not exercised its right to designate such a person.

         The Company is obligated through April 2001, if so requested by GKN, the placement agent of its April 1996 private placement, to nominate and use its best efforts to elect GKN's designee as a director of the Company or, at GKN's option, as a non-voting adviser to the Board of Directors. GKN has not exercised its right to designate such a person.


Compliance With Section 16 (a) of the Exchange Act

         Section 16(a) of the Securities Exchanges Act of 1934, as amended, requires the Company's directors and officers and persons who beneficially own more than ten percent of the Company's Common Stock to file with the Securities and Exchange Commission ("SEC"), the Nasdaq SmallCap Market and the Boston Stock Exchange initial reports of ownership and reports of changes in ownership of Common Stock in the Company. Officers, directors and greater-than-ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they filed. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representation that no other reports were required, during the fiscal year ended December 31, 1996, such persons complied with all Section 16 (a) filing requirements.


Item 10.   Executive Compensation

         Set forth in the following table is information as to the salary paid or accrued to each officer and director receiving compensation of at least $100,000, and the Chief Executive Officer, (collectively, the "Named Executive Officers") for the three years ended December 31, 1996.

Name              Office                          Year              Compensation
----              ------                          ----              ------------

S. Steven Carl    Chairman of the Board,          1996              $115,500
                  Chief Executive Officer         1995              $ 74,690
                  and Director (1)

Gary S. Glatter   President,                      1996              $152,000
                  Chief Operating Officer         1995              $143,000
                  Treasurer & Director (2)        1994              $125,000

------------------------

         (1) Mr. S. Steven Carl has served as the Chief Executive Officer since August 1995.
         (2) Mr. Gary S. Glatter served as Chief Financial Officer from August 1996 until December 31, 1996.


Employment Agreements

         The Company has an employment agreement with Mr. S. Steven Carl which expires May 1, 1999. The agreement provides for an annual base salary of $124,000 per year, which increases to $135,000 per year, commencing January 1, 1998. Mr. Carl is also currently entitled to an annual bonus equal to 1% of revenues from sales of CCT for the period January 1, 1996 to December 31, 1998 and 0.33% of revenues from sales of CCT from January 1, 1999 to April 30, 1999, provided CCT is profitable. The agreement also contains confidentiality and non-compete provisions.

         The Company has an employment agreement with Mr. Shelby Carl which expires May 10, 1997. The agreement provides for an $80,000 annual base salary, with such increases and bonuses as the Board of Directors may determine from time to time. The agreement also contains confidentiality and non-compete provisions.

         The Company has an employment agreement with Mr. Glatter which expires December 31, 1998. The agreement provides for an annual base salary of $175,000 per year, which increases to $200,000 per year, commencing October 1, 1997. Mr. Glatter is also entitled to annual bonuses equal to 1% of the Company's gross revenues, provided the Company is profitable. The agreement also contains confidentiality and non-compete provisions. In September of 1994, the contract was amended to provide that Mr. Glatter may be terminated by the Company only for cause, thereby terminating the Company's right to terminate Mr. Glatter's employment without cause, or for failure to generate adequate revenues.

         The Company has an employment agreement with Dr. Ludwig which expires May 10, 1998. The agreement provides for an annual base salary of $90,000 per year, with such increases and bonuses as the Board of Directors may determine from time to time. The agreement also contains confidentiality and non-compete provisions.

         CCT has an employment agreement with Mr. Gilbert C. Crowell, Jr., its President and Chief Operating Officer, which expires May 1, 1999. The agreement provides for an annual base salary of $95,000 per year, which increases to $100,000 per year, commencing January 1, 1998. Mr. Gilbert C. Crowell may receive such bonuses as the Board of Directors may determine from time to time. The agreement also contains confidentiality and non-compete provisions.


Stock Option Plans

         In 1993, the Board of Directors of the Company adopted a Stock Option Plan ("1993 Plan") pursuant to which 350,000 shares of Common Stock were reserved for issuance to key employees, including officers as stock options. Key employees are persons in those positions within the Company whose efforts, knowledge and expertise are integral to the operations and success of the Company. The 1993 Plan is administered by the Board of Directors, but the Board of Directors may appoint a committee to act on its behalf. Such options can be incentive stock options ("ISOs") within the meaning of the Internal Revenue Code of 1986, as amended, or non-incentive stock options. The exercise price of any ISO cannot be less than 100% of the fair market value per share of Common Stock on the date of grant (110% of such fair market value if the grantee owns stock possessing more than 10% of the combined voting power of all classes of the Company's stock). No options may be granted after the year 2003. As of March 18, 1997, the Company had issued under the 1993 Plan 345,000 of these incentive stock options, exercisable at prices ranging from $1.88 to $5.00 per share.

         In 1996, the Board of Directors of the Company adopted the 1996 Equity Performance Plan ("1996 Plan") pursuant to which 1,000,000 shares of Common Stock were reserved for issuance to key employees, officers, directors and consultants of the Company and its subsidiaries, as both incentive options and non-incentive options and other equity based awards. Holders of these awards are persons in those positions with the Company whose efforts, knowledge and expertise are integral to the operations and success of the Company. The 1996 Plan is administered by the Board of Directors, but the Board of Directors may appoint a committee to act on its behalf. Stock option awards may be either incentive stock options ("ISOs") within the meaning of the Internal Revenue Code of 1986, as amended, or options not qualifying as ISOs ("Non-qualified Options"). The exercise price of any ISO cannot be less than 100% of the fair market value per share of Common Stock on the last trading day before the date of grant (110% of such fair market value if the grantee owns stock possessing more than 10% of the total combined voting power of all classes of the Company's stock). The exercise price of a Non-qualified Option may be less than 100% of the fair market value on the last trading day before the date of grant. No ISOs may be granted after the year 2006. As of March 18, 1997 the Company had issued options under the 1996 Plan to acquire 422,000 shares of Common Stock, exercisable at prices ranging from $1.75 to $2.38 per share, 402,000 of which were ISO's and 20,000 of which were non-incentive options.

Other Options and Warrants

         In addition to the options under the 1993 Plan and the 1996 Plan, the Company currently has outstanding the following options and warrants: (i) warrants to purchase 85,000 shares of Common Stock at $3.00 per share issued to PHD in connection with its private placement in December 1996, (ii) warrants to purchase an aggregate of 3,214,902 shares of Common Stock at $2.00 per share issued to investors in the April 1996 private placement, (iii) an option to purchase 321,490 units, each unit consisting of one share of Common Stock and one warrant to purchase one share of Commons Stock at $2.00 per share, issued to GKN and its designees in connection with the private placement in April 1996,
(iv) warrants issued to original insiders and a consultant to purchase an aggregate of 100,000 shares of Common Stock at $5.00 per share, (v) warrants to purchase an aggregate of 130,000 shares of Common Stock at $6.50 per share issued to Whale, the underwriter of the Company's initial public offering, (vi) warrants issued to original bridge financing investors and consultants to purchase 546,500 shares of Common Stock at prices ranging from $2.00 to $2.75 per share, and (vii) other options issued to employees and a former director to purchase 780,000 shares of Common Stock at prices ranging from $1.50 to $4.00 per share. All of the foregoing securities (exercisable into an aggregate of 6,266,382 shares of Common Stock), represent the right to acquire Common Stock of the Company during various periods of time and at various prices.

The following charts set forth certain information with respect to options granted to the Named Executive Officers:

Options/Shares Granted in Last Fiscal Year

                                           % of Total Options
                           Options        Granted to Employees                          Date    Expiration
Named Executive           Granted           in Fiscal Year         Exercise Price      Vested       Date
----------------------------------------------------------------------------------------------------------
S. Steven Carl
Chairman of the Board
and Chief Executive
Officer                    20,000           3.48%                      $1.75            1997        2002
                           20,000           3.48%                      $1.75            1998        2002
                           20,000           3.48%                      $1.75            1999        2002
                           20,000           3.48%                      $1.75            2000        2002
                           20,000           3.48%                      $1.75            2001        2002

 Aggregate Year-End Option Values

                               Number of Unexercised Options           Value of Unexercised in-the-money
                                     at Fiscal Year End                   Options at Fiscal Year End
                                     ------------------                   --------------------------
Named Executive                Exercisable  Unexercisable              Exercisable         Unexercisable
----------------------------------------------------------------------------------------------------------
Gary S. Glatter
President and
Chief Operating Officer          150,000      250,000                     0 (1)                0 (1)

S. Steven Carl

Chairman of the Board
and Chief Executive Officer      12,500        137,500                    0 (1)                0 (1)

(1) The market value at December 31, 1996 of the Common Stock underlying the options was $1.75 per share. The options are exercisable at prices of $1.75 or more.


Item 11.   Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth as of March 18, 1997 certain information regarding the beneficial ownership of shares of Common Stock by (i) each person who is known by the Company to beneficially own 5% or more of the outstanding shares of Common Stock; (ii) each of the Company's directors; and (iii) all executive officers and directors of the Company as a group.


Owner                          Amount and Nature of    Percentage of Outstanding
                                    Beneficial             Common Stock Owned
                                   Ownership (1)              Beneficially

S. Steven Carl(2)(3)                  842,351                    11.4

Shelby A. Carl(2)(4)                  773,065                    10.7

Gary S. Glatter(2)(5)                 150,000                     2.1

Jerome H. Ludwig(2)(6)                131,664                     1.8

Robert M. Leopold(2)(7)                 1,000                      *

Salvatore T. DiMascio(2)(8)                 0                      *

All executive officers and directors 1,898,080                   24.2
as a group(9)(seven persons)

-------------------------

*        Less than 1.

(1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from March 18, 1997 upon the exercise of options and warrants or conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within 60 days from March 18, 1997 have been exercised or converted. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned.

(2) The address for Messrs. S. Steven Carl, Shelby A. Carl, Glatter, Ludwig, Johnson, Leopold, DiMascio and Gilbert C. Crowell is c/o H.E.R.C. Products, Incorporated, 2202 W. Lone Cactus Drive #15, Phoenix, Arizona.

(3) Includes 377,942 shares issuable pursuant to immediately exercisable options and warrants. Excludes 125,000 shares issuable on options which become exercisable in the future.

(4) Includes (i) 206,183 shares issuable pursuant to immediately exercisable options and warrants, (ii) 288,533 shares owned of record by the Shelby A. Carl Trust, the trustee of which is Mr. Shelby A. Carl for the benefit of his wife, Mrs. Margaret Carl, (iii) 5,623 shares owned of record by Shelby A. Carl IRA for the benefit of Mr. Shelby A. Carl and (iv) 29,412 shares owned of record and 29,412 shares issuable upon exercise of immediately exercisable warrants owned by Margaret Carl Sep IRA for the benefit of Margaret Carl, the wife of Mr. Shelby A. Carl. Excludes 20,000 shares issuable on options which become exercisable in the future.

(5) Includes 150,000 shares issuable pursuant to immediately exercisable options. Excludes 250,000 shares issuable on options which become exercisable in the future.

(6) Includes 130,083 shares issuable pursuant to immediately exercisable options and warrants.

(7) Excludes 10,000 shares issuable on options which become exercisable in the future.

(8) Excludes 10,000 shares issuable on options which become exercisable in the future.

(9) Includes shares referred to as being included in notes (3), (4), (5) and (6). Excludes shares referred to as being excluded in notes (3),
         (4), (5), (7) and (8) and 15,000 shares issuable on options which become exercisable in the future.


Item 12.   Certain Relationships and Related Transactions

         Messrs. S. Steven Carl and Shelby A. Carl purchased an aggregate of 382,353 units for an aggregate purchase price of $325,000 in the private placement consummated on April 3, 1996. These individuals paid for the units by converting indebtedness for borrowed funds owed by the Company to them in the amounts of $300,000 and $25,000, respectively.

         On May 1, 1995, the Company acquired all of the outstanding capital stock of CCT in a merger transaction by which CCT became a wholly-owned subsidiary of the Company ("Merger"). Prior to the Merger, a family trust created by Shelby A. Carl, the former Chairman of the Board of the Company, was the majority owner of CCT. S. Steven Carl, the son of Shelby A. Carl, was the minority stockholder of CCT. Shelby A. Carl and S. Steven Carl were the Chairman of the Board and President, respectively, of CCT prior to the Merger. Effective August, 1995, Gilbert C. Crowell, Jr. became the President of CCT. In connection with the Merger, the former stockholders of CCT received 500,000 shares in the aggregate of the Company's Common Stock in exchange for all of the stock of CCT.


Item 13.  Exhibits and Reports on form 8-K

(a) Exhibits

Regulation S-B                                                                                   Sequential
Exhibit No:                         Exhibit                                                      Page Number
-----------                         -------                                                      -----------

(3) (1) Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company's Registration
                  Statement.

(3) (2)           By-Laws of the Company, filed as Exhibit 3.2 to the
                   Company's Registration Statement.

(3) (3) Certificate of Designations, Preferences and Other Rights and Qualifications of the Class A Preferred Stock, as amended, filed as Exhibit 99.1 to Form 8-K dated December 17, 1996.

(4) (1)           Specimen of Common Stock certificate,
                  filed as Exhibit 4.1 to the Company's Registration Statement.

(4) (2)           Form of Underwriter's Warrant Agreement and Warrant
                  Certificate, filed as Exhibit 4.2 to the Company's Registration Statement.

(4) (3) Form of Subscription Agreement between the Company and purchasers of the Series A Preferred Stock, filed as Exhibit
                  4.1 of Form 8-K dated December 17, 1996.

(4) (4)           Form of Warrant Agreement issued to Perrin, Holden &
                  Davenport Capital Corp. dated December 17, 1996, filed as
                  Exhibit 4.2 of Form 8-K dated December 17, 1996.

(4) (5)           Form of Agency Agreement between the Company and Perrin, Holden
                   & Davenport Capital Corp. dated as of November 15, 1996,
                  as amended,  filed as Exhibit  4.3 of Form 8-K dated  December 17, 1996.

(4) (6)           Form of Warrant Agreement between the Company and GKN Securities
                  Corp. dated November 19, 1996, filed as Exhibit 4.5 of Registration Statement
                   No. 333-19361.

(4) (7)           Form of Warrant and Registration Rights Agreement between the Company and the Equity Group, dated September 27, 1996, filed as Exhibit 4.6 of
                   Registration Statement No. 333-19361.

(10) (3)          1993 Incentive Stock Option Plan, as amended, filed as Exhibit 10.3 to the Company's Registration Statement  No. 33-75166.

(10) (4) Employment Agreement With Shelby Carl dated March 1994, filed as Exhibit 10.4 to the Company's Registration Statement
                  No. 33-75166.

(10) (5) Employment Agreement and Stock Option Agreement dated January 1, 1994 with Gary S. Glatter, filed as
                  Exhibit 10.5 to the Company's Registration Statement
                  No. 33-75166.

(10) (6)          Amendment to Employment Agreement with Gary S. Glatter,
                  dated  September 23, 1994,  filed as Exhibit 10.6 to the Company's
                  Annual  Report  on form  10K-SB  for  the  fiscal  year  ended
                  December 31, 1994.

(10) (7)          Employment Agreement with Jerome Ludwig dated
                  March 24, 1994, filed as Exhibit 10.6 to the Company's Registration
                  Statement No. 33-75166.

(10) (8)          Agency Agreement between the Company and GKN Securities
                  Corporation dated March 4, 1996, filed as Exhibit 10.8 to the Company's
                  Annual Report on Form 10K-SB for the fiscal year ended December 31, 1995

(10) (9)          Form of Purchase Option issued to GKN Securities Corporation and its' designees, filed as Exhibit 10.9 to the Company's Annual
                  Report on Form 10K-SB for the fiscal year ended December 31, 1995

(10) (10)         Form of Warrant Agreement issued to investors on April 3, 1996, filed as Exhibit 10.10 to the Company's Annual Report on Form
                  10K-SB for the fiscal year ended December 31, 1995

(10) (11)         Form of  Subscription  Agreement  between the Company and
                  investors  dated April 3, 1996,  filed as Exhibit 10.11 to the Company's

                  Annual Report on form 10K-SB for the fiscal year ended December 31, 1995

(10) (12)         Employment Agreement between CCT Corporation, a wholly-
                  owned subsidiary of the Company, and S. Steven Carl dated
                  May 1, 1995, filed as Exhibit 10.1 to the Company's Form 10-QSB for the quarter ended March 31, 1995.

(10) (13)         Employment Agreement between CCT Corporation, a wholly-
                  owned subsidiary of the Company,   and Gilbert Crowell dated
                  May 1, 1995, filed as Exhibit 10.2 to the Company's Form 10-QSB for the quarter ended March 31, 1995.

(10) (14)         1996 Performance Equity Plan, filed as an Exhibit to the Company's
                  Proxy Statement dated June 11, 1996.

(22)              Subsidiaries                                                                   41

(23)              Consent of  Independent Certified Public Accountants                           42

(27)              Financial Data Schedule                                                        43

(b) Reports on Form 8-K

None.

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                                                                        Page No.
                   Index to Consolidated Financial Statements


Report of Independent Certified Public Accountants                           F-2
Financial Statements:
         Consolidated Balance Sheet
                  December 31, 1996                                          F-3
         Consolidated Statements of Operations
                  Years Ended December 31, 1996 and 1995                     F-4
         Consolidated Statements of Stockholders' Equity
                  Years Ended December 31, 1996 and 1995                     F-5
         Consolidated Statements of Cash Flows
                  Years Ended December 31, 1996 and 1995                     F-6

         Notes to Consolidated Financial Statements                          F-8

Report of Independent Certified Public Accountants



To the Board of Directors
H.E.R.C. Products Incorporated
Phoenix, Arizona

We have audited the accompanying consolidated balance sheet of H.E.R.C. Products Incorporated and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of H.E.R.C. Products Incorporated and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.






                                           \s\   BDO Seidman, LLP



Chicago, Illinois
February 1, 1997

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                           Consolidated Balance Sheet

                                December 31, 1996

Assets
 Current Assets
     Cash and cash equivalents                                                         $  1,369,843
     Trade accounts receivable, net of allowance for
           doubtful accounts of $38,621                                                     417,534

     Inventories (Note 2)                                                                   616,813

     Other receivables                                                                       47,042

     Prepaid expenses                                                                        87,280
                                                                                       ------------
           Total Current Assets                                                           2,538,512
                                                                                       ------------
Property and Equipment (Note 5)
     Property and equipment                                                                 635,696

           Less accumulated depreciation                                                    139,342
                                                                                       ------------

           Net Property and Equipment                                                       496,354
                                                                                       ------------
Other Assets
     Patents, net of accumulated amortization of $65,205                                    197,285

     Patents pending                                                                        138,695

     Refundable deposits                                                                     18,337

     Other                                                                                   41,699

     Goodwill, net of accumulated amortization of $146,168 (Note 3)                       1,691,705
                                                                                       ------------
            Total Other Assets                                                            2,087,721
                                                                                       ------------
                                                                                       $  5,122,587
                                                                                       ============

Liabilities and Stockholders' Equity
Current Liabilities
     Accounts payable                                                                  $    347,858

     Accrued wages                                                                           44,047

     Other accrued expenses                                                                 220,394
                                                                                       ------------

            Total Current Liabilities                                                       612,299
                                                                                       ------------

Stockholders' Equity (Notes 3, 6, 8, 9 and 10)
     Convertible Preferred Stock, $10.00  stated value; authorized 1,000,000 shares;
            issued and outstanding 170,000 shares                                         1,480,000
     Common Stock, $0.01 par value; authorized 40,000,000 shares;
            issued and outstanding 6,356,487 shares                                          63,565

     Additional paid-in capital                                                          11,223,593
     Accumulated deficit                                                                 (8,256,870)
                                                                                       ------------
            Total Stockholders' Equity                                                    4,510,288
                                                                                       ------------
                                                                                       $  5,122,587
                                                                                       ============

         See accompanying notes to consolidated financial statements         F-3

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Operations

                                                            Years Ended December 31,

                                                               1996           1995
                                                           -----------    -----------
Sales                                                      $ 2,600,642    $ 1,349,786
Cost of Sales                                                1,995,151      1,327,755
                                                           -----------    -----------
Gross Profit                                                   605,491         22,031
Selling Expenses                                             1,102,638        849,812
General and Administrative Expenses                          1,923,020      1,721,077
                                                           -----------    -----------
Operating loss                                              (2,420,167)    (2,548,858)
                                                           -----------    -----------
Other Income (Expense)
   Interest expense                                            (42,196)       (44,952)
   Miscellaneous                                                59,422        112,641
                                                           -----------    -----------
         Total other income                                     17,226         67,689
                                                           -----------    -----------
Loss before taxes on income                                 (2,402,941)    (2,481,169)
Taxes on Income (Note 4)                                          --              941
                                                           -----------    -----------
Loss Before Extraordinary Item                              (2,402,941)    (2,482,110)
Extraordinary Item (Note 6)                                    137,912           --
                                                           -----------    -----------
Net Loss                                                    (2,265,029)    (2,482,110)
Preferred Stock Dividend (Note 8)                              566,667           --
                                                           -----------    -----------
Net Loss Allocable to Common Stockholders                  $(2,831,696)   $(2,482,110)
                                                           ===========    ===========

Loss Per Common Share Before Extraordinary Item (Note 8)   $     (0.55)   $     (0.93)
Extraordinary Item Per Common Share                               0.02            --
                                                           -----------    -----------
Net Loss Per Common Share                                  $     (0.53)   $     (0.93)
                                                           ===========    ===========

Weighted Average Common Shares Outstanding                   5,364,420      2,667,544
                                                           ===========    ===========

         See accompanying notes to consolidated financial statements         F-4

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                                        Common Stock           Preferred Stock
                                                                                        Additional
                                                                                         Paid-in     Accumulated
                                  Shares        Amount        Shares        Amount       Capital       Deficit          Total
                                -----------   -----------   -----------   -----------   -----------   -----------    -----------
Balance,
January 1, 1995                   2,250,000   $    22,500          --            --     $ 5,686,791   $(2,943,064)   $ 2,766,227

Net loss                               --            --            --            --            --      (2,482,110)    (2,482,110)

Issuance of shares of
Common
Stock (Notes 3 and 9)               268,750         2,687          --            --         619,188          --          621,875

Acquisition of CCT
Corporation (Note 3)                409,691         4,097          --            --       1,506,640          --        1,510,737
                                -----------   -----------   -----------   -----------   -----------   -----------    -----------

Balance,
December 31, 1995                 2,928,441        29,284          --            --       7,812,619    (5,425,174)     2,416,729


Net loss                               --            --            --            --            --      (2,265,029)    (2,265,029)

Issuance of shares of
Common
Stock (Notes 3, 6 and 9)          3,428,046        34,281          --            --       2,767,234          --        2,801,515

Issuance of shares of
Preferred Stock (Note 9)               --            --         170,000   $ 1,480,000          --            --        1,480,000

Company expenses satisfied
by stockholders (Note 3)               --            --            --            --          29,073          --           29,073

Warrants issued to prepay
future years' expenses
(Note 9)                               --            --            --            --          48,000          --           48,000

Imputed dividend on
Preferred Stock (Note 8)               --            --            --            --         566,667      (566,667)          --
                                -----------   -----------   -----------   -----------   -----------   -----------    -----------


Balance,
December 31, 1996                 6,356,487   $    63,565       170,000   $ 1,480,000   $11,223,593   $(8,256,870)   $ 4,510,288
                                ===========   ===========   ===========   ===========   ===========   ===========    ===========

         See accompanying notes to consolidated financial statements         F-5

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                                 Years Ended December 31,
                                                                                   1996           1995
                                                                                   ----           ----
Cash Flows From Operating Activities
         Net Loss                                                               $(2,265,029)   $(2,482,110)
                                                                                -----------    -----------
         Adjustments to reconcile net loss to net cash
             used in operating activities
            Depreciation and amortization                                           195,058        139,861
            Expenses paid by stockholders and Common Stock
                 and warrants issued for services                                    45,733           --
            Extraordinary item                                                     (137,912)          --
            (Gain) loss on sale of equipment                                        (11,606)        20,755
            (Increase) decrease in assets, net of effect of acquisitions
                Trade accounts receivable                                             8,313        538,761
                Inventories                                                           7,540       (124,765)
                Other receivables                                                   (24,620)        82,613
                Prepaid expenses                                                    (19,074)        79,774
                Other assets                                                        (39,915)        17,227
            Increase (decrease) in liabilities, net of effect of acquisitions
                Accounts payable                                                   (153,462)      (302,781)

                Accrued expenses                                                    126,462        (51,862)
                Other liabilities                                                      --          (85,033)
                                                                                -----------    -----------
                    Total adjustments                                                (3,483)       314,550
                                                                                -----------    -----------
                         Net cash used in operating activities                   (2,268,512)    (2,167,560)
                                                                                -----------    -----------
Cash Flows From Investing Activities
        Capital expenditures                                                       (124,913)       (33,801)

        Cash received from the sale of equipment                                     32,475           --
        Decrease (increase) in certificates of deposit                               75,628         (4,110)

        Expenditures related to patents and patents pending                         (77,544)        (8,516)

        Cash paid in acquisition of subsidiaries, net of cash acquired             (218,929)       (43,981)
                                                                                -----------    -----------
                         Net cash used in investing activities                     (313,283)       (90,408)
                                                                                -----------    -----------

         See accompanying notes to consolidated financial statements         F-6

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES


                                                                       Years Ended December 31,
                                                                         1996           1995
                                                                         ----           ----
Cash Flows From Financing Activities
     Proceeds from issuance of Common Stock                            2,083,720        621,875
     Proceeds from issuance of Preferred Stock                         1,480,000           --
     Proceeds from issuance of notes payable
     and long-term debt                                                  336,000         70,000
     Principal payments under long-term debt obligations                (279,683)      (118,547)
                                                                     -----------    -----------
                         Net cash provided by financing activities     3,620,037        573,328
                                                                     -----------    -----------
Net Increase (Decrease) in Cash and Cash Equivalents                   1,038,242     (1,684,640)
Cash and Cash Equivalents, at beginning of period                        331,601      2,016,241
                                                                     -----------    -----------
Cash and Cash Equivalents, at end of period                          $ 1,369,843    $   331,601
                                                                     ===========    ===========
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest                             $    18,331    $    44,952

Noncash Investing and Financing Activities


During the year ended December 31, 1995, equipment with a cost of $303,124 was reclassified as inventory held for sale. Of that total, $75,706 was sold during the year ended December 31, 1995.

During the year ended December 31, 1995, H.E.R.C. acquired 100% of the Common Stock of CCT Corporation through the issuance of 409,691 shares of its Common Stock valued at $3.69 per share. H.E.R.C. acquired current assets of CCT Corporation totaling $798,652, net property and equipment totaling $42,181 and other assets totaling $17,276. Additionally, H.E.R.C. assumed current liabilities of CCT Corporation totaling $790,207 and long-term liabilities totaling $191,557. This transaction resulted in an increase in Common Stock of $4,097 and an increase in additional paid-in capital of $1,506,640. The Company allocated the excess of the purchase price over net assets acquired of CCT to goodwill.

During 1996 notes payable to stockholder of $325,000 were repaid through the issuance of Common Stock.

During 1996 a note payable of $237,912 was paid in full by issuing Common Stock with a market value of $100,000 resulting in an extraordinary gain.

In  conjunction  with  the 1996  acquisition  described  in Note 3, the  Company
acquired   current  assets  of  $469,807,   goodwill  of  $131,342  and  current
liabilities of $367,795.

During 1996 inventory of $230,175 was reclassified to property and equipment.

During 1996 a note payable of $276,135 was paid in full by issuing 90,309 escrowed shares of Common Stock with a market value of $270,927 with the balance paid by certain stockholders.

During 1996 200,000 warrants were issued to prepay future years' expenses of $48,000.

         See accompanying notes to consolidated financial statements         F-7

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Nature of Business and Summary of Significant Accounting Policies

Nature of Business

H.E.R.C. Products Incorporated (the "Company") commenced business in 1986 as a manufacturer of consumer and industrial water treatment chemicals and related products. As of May 1, 1995, the Company acquired CCT Corporation ("CCT") which manufactures and distributes proprietary agricultural products (see Note 3). The Company and its subsidiaries sell their products to customers throughout the United States.

The Company markets its consumer products to wholesale and retail customers and recently developed and introduced its industrial water treatment products. Some agricultural products are relatively new, but many have established market acceptance, particularly in the Western United States. The agricultural business is seasonal with strongest sales during the second and third quarters of the calendar year.

The Company historically has had a concentration of significant customers. Although the Company considers its commercial relationships with its significant customers to be good, a loss of these customers, or a significant decrease in purchases by these customers, could have an adverse effect on the Company's operations. In 1996, sales to two customers were 15% and 30% respectively of consolidated sales. Sales to one customer were approximately 15% of consolidated sales for the year ended December 31, 1995.

Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain 1995 balances have been reclassified to conform with 1996 presentation.

Patents and Patents Pending

Patents and patents pending are stated at cost. Costs related to obtaining patents for products are amortized on the straight-line basis over 10 years. Costs for patents pending are amortized when the patents are awarded. Costs for patents denied or abandoned are expensed at the time that they are denied or abandoned.


Inventories

Inventories are stated at the lower of cost or market (net realizable value). Cost is determined by various methods which approximate first-in, first-out.


Goodwill

Goodwill represents the excess price over the fair value of net assets acquired which is being amortized on a straight-line basis over 20 years. The Company evaluates the recoverability and measures any impairment of goodwill based upon expectations of future undiscounted cash flows.

Property, Equipment and Depreciation
Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets by the straight-line method for financial reporting and by accelerated methods for income taxes.

The useful lives of property and equipment for computing depreciation are five to ten years.

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Taxes on Income

At December 31, 1996, unused net operating losses of approximately $4,000,000 are available for carryforward against future years' taxable income and expire in various years through 2011.

The Company's ability to utilize its net operating loss carryforwards is subject to an annual limitation in future periods due to the 1996 change in ownership, pursuant to Section 382 of the Internal Revenue Code of 1986, as amended. Utilization of net operating loss carryforwards will be limited to approximately $170,000 annually plus any net operating loss carryforwards generated subsequent to the aforementioned change in ownership. In addition, use of certain of the net operating loss carryforwards ($325,000), which were obtained in the acquisition of CCT, is subject to an annual limitation.


Statements of Cash Flows

For purposes of these statements, cash equivalents include cash on hand and bank checking and money market accounts and other highly liquid debt securities with original maturities of 90 days or less.


Recent Accounting Pronouncements

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123, which is effective for the Company's 1996 year end, encourages (but does not require) adoption of the fair value method of accounting for stock-based compensation plans. The Company has not adopted the fair value method but provides the required pro forma disclosures. (Note 10).

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported assets and liabilities at December 31, 1996 and the amounts of revenue and expenses during the years ended December 31, 1996 and 1995. Actual results could differ from those estimates.


2.  Inventories

Inventories at December 31, 1996 are:

          Raw materials                       $  9,126
          Work in process                        5,633
          Finished goods                       602,054
                                              --------
                                              $616,813
                                              ========

3.  Acquisitions

         CCT Corporation
         ---------------

On May 1, 1995, the Company acquired, for $1,510,736, all of the outstanding capital stock of CCT which then became a wholly-owned subsidiary of the Company. Shelby A. Carl, Chairman Emeritus of the Board of the Company, was (through the Shelby A. Carl Trust) the majority stockholder of CCT, and his son, S. Steven Carl, was a minority stockholder. S. Steven Carl is Chairman of the Board of the Company. The merger transaction was accounted for as a purchase, with the results of operations of CCT included in the Company's consolidated financial statements from the date of the acquisition. As a result of this transaction, goodwill of $1,706,531 was recorded.

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Pursuant to the Agreement of Merger, CCT shareholders were issued 500,000 common shares of the Company of which 90,309 shares were placed in escrow ("Escrow Shares"), representing the number of shares, valued at $3.00 per share, equal to the remaining amount of debt, including interest to maturity, due to an unrelated partnership. During 1996, this partnership received the Escrow Shares and 9,691 additional common shares from Messrs. Carl to satisfy this debt in full. The fair value of the 9,691 common shares transferred by Messrs. Carl to the partnership was charged to expense in the accompanying consolidated statement of operations. The Agreement of Merger provided for a further payment to Messrs. Carl based on the earnings of CCT for 1996, as defined, above a stated minimum. Since CCT's earnings for 1996, as defined, were not above the stated minimum, no additional shares will be issued.

H.E.R.C. Consumer Products Company
----------------------------------

On July 1, 1996, the Company acquired the 50% interest of H.E.R.C. Consumer Products Company ("LLC") owned by Conair Corporation ("Conair") for $601,149, including liabilities assumed. Prior to that date the Company and Conair equally owned the LLC which was formed to produce and market the Company's consumer products. The Company had accounted for its 50% investment in the LLC by the equity method of accounting, and accordingly, sales of the LLC prior to July 1, 1996, were not reported as sales of the Company. No amount of the cumulative losses of the LLC was recognized by the Company since its investment in the LLC was zero. The Company received reimbursements from the LLC for research and development costs attributable to products sold by the LLC of approximately $15,000 and $34,000 in 1996 and 1995, respectively.

Under the terms of the acquisition agreement, the Company paid Conair $276,000 on July 1, 1996, and the parties terminated their respective obligations under certain existing agreements, including, but not limited to, the partnership agreement, operating agreement and supply agreement resulting in the settlement of the Company's obligation to pay Conair approximately $230,000 and of the obligation of LLC to pay the Company approximately $176,000. The Company also became obligated to pay $276,690 to Conair in six monthly installments of $46,115 commencing July 31, 1996, for certain inventory products manufactured by Conair, plus shipping and handling expenses; all such installments are paid. The transaction resulted in $131,342 in goodwill.

Pro forma results for the years ended December 31, 1996 and 1995 are unaudited and were prepared as if the aforementioned acquisitions had occurred at the beginning of the periods presented:

                                                       Years Ended December 31,

                                                        1996            1995
                                                     -----------    -----------
   Sales                                             $ 3,361,888    $ 3,973,245
   Loss before extraordinary item                     (2,312,453)    (2,271,555)
   Net loss                                           (2,174,541)    (2,271,555)
   Loss per common share before extraordinary item         (0.53)         (0.81)
   Net loss per common share                               (0.51)         (0.81)


4.  Income Taxes

The Company was in a consolidated loss position for the years ended December 31, 1996 and 1995 and therefore had no federal income tax expense.

Deferred tax assets of $1,500,000 from loss carryforward benefits have not been recorded because of the uncertainty of realizing such benefits.

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.  Property and Equipment

Property and equipment at December 31, 1996 consists of the following:

         Equipment                                $459,289
         Office furniture and fixtures             176,407
                                                  --------
                                                   635,696
         Less accumulated depreciation             139,342
                                                  --------
         Net property and equipment               $496,354
                                                  ========


6.  Extraordinary Item

In September 1996, the Company issued 37,210 shares of Common Stock, with a market value of $100,000, in full satisfaction of certain long-term debt obligations of $237,912. As a result of this transaction, the Company recognized an extraordinary gain of $137,912 from the extinguishment of debt.


7.  Lease Commitments

The Company has operating leases, expiring through 2001, for office and warehouse facilities in Phoenix, Arizona, Portsmouth, Virginia and Carlsbad, California and for certain computer equipment. Rent expense associated with all operating leases was $111,957 and $85,333 for the years ended December 31, 1996 and 1995, respectively.

Future minimum payments under operating leases as of December 31, 1996 are:

                         Year Ending
                         December 31           Amount
                         -----------           ------

                           1997              $176,653
                           1998               156,862
                           1999               114,670
                           2000               116,868
                           2001                70,371
                                             --------
                                             $635,424
                                             ========

8.  Loss Per Share of Common Stock

Loss per share of Common Stock is based on the weighted average number of shares of Common Stock outstanding during each year. Shares of Common Stock issuable upon conversion of Preferred Stock (Note 9) and exercise of outstanding options and warrants are anti-dilutive and are not included in the computation of shares outstanding.

Loss per share of Common Stock for the year ended December 31, 1996 is also impacted by a recent Securities and Exchange Commission interpretation whereby net loss per share applicable to common stockholders must reflect the amount of any specified discount to the market price of Common Stock into which Preferred Stock is convertible. Because the Preferred Stock described in Note 9 has such a conversion feature, the net loss applicable to common stockholders is increased by $566,667 for an imputed Preferred Stock dividend equivalent to the conversion discount. Accordingly loss per share of Common Stock is increased by $ 0.11.

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



9.  Stockholders' Equity

         Convertible Preferred Stock

In December 1996 the Company completed a private equity offering of 170,000 shares of Class A Preferred Stock ("Preferred Stock") for $10 per share and received net proceeds of $1,480,000. The Preferred Stock has a par and stated value of $.01 and $10, respectively.

The holders of the Preferred Stock are entitled to receive dividends of 10% of the stated value per annum from the date of issuance through the "Conversion Date," as defined, payable solely in shares of the Company's Common Stock. The preferred stockholders have the right to convert each share of Preferred Stock and the accrued amount of dividends thereon, through the Conversion Date, into shares of Common Stock determined by dividing the aggregate of the stated value of the Preferred Stock plus accrued dividends, by the greater of (i) 75% of the average closing bid price of the shares of Common Stock, as defined, or (ii) $.10. The Preferred Stock will automatically convert based on the above formula on December 17, 1999. The Preferred Stock does not carry any redemption or voting rights. In the event of a liquidation, dissolution or winding up of the Company, the holders of the Preferred Stock will participate with the holders of the Common Stock as if the Preferred Stock was fully converted immediately prior to the event.


         Common Stock

In April 1995, the Company issued 100,000 shares of Common Stock to an affiliate of two of the principal stockholders of the Company at a purchase price of $2.00 per share. The Company also issued the buyer warrants to purchase 400,000 shares of Common Stock at a price of $2.50 per share which expired on October 6, 1995.

In April 1996, the Company completed the private placement of 3,214,902 units at a price of $.85 per unit and received net proceeds of approximately $2,277,000. Each unit consisted of one share of Common Stock and one warrant, which entitles the holder to purchase one share of Common Stock at a price of $2 per share, subject to adjustment, until April 3, 1999.

During 1996, the Company's Chief Executive Officer and Chairman Emeritus advanced an aggregate of $325,000 to the Company. Concurrent with the aforementioned April 1996 private placement, the Company satisfied its repayment obligation through the issuance of 382,353 units which are included in the amounts noted above.

Also, during 1996:

a. Various consultants were paid for services through the issuance of 19,625 shares of Common Stock, and $29,932 was charged to expense based on the market price at the measurement dates.

b. Certain shares of Common Stock related to the CCT merger were issued. See Note 3.

c. Warrants were exercised to acquire 66,000 shares of Common Stock at $2 per share.

d. 37,210 shares of Common Stock were issued in satisfaction of certain debt obligations. See Note 6.


         Warrants

In May and September of 1993 and January of 1994, the Company issued warrants for 600,000 shares of Common Stock. The warrants became exercisable in May 1994 at $2.50 per share and expire at various dates from 1995 through 1999. During 1995, warrants for 168,750 shares of the Company's Common Stock were exercised at $2.50 per share resulting in proceeds of $421,875. At December 31, 1996 such warrants for 212,500 shares of Common Stock remain outstanding and expire in 1999.

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In connection with the public offering of its Common Stock in May 1994, the Company was required to reduce the existing number of shares of its outstanding Common Stock to no more than 950,000 shares. As consideration for the reduction of shares, the stockholders were granted warrants exercisable until December 31, 1999 to acquire 50,000 shares of the Company's Common Stock at $5.00 per share.

In 1994, the underwriter of the Company's public offering acquired, for $130, warrants for the purchase of 130,000 shares of the Common Stock of the Company at $6.50 per share. The warrants are currently exercisable and expire May 10, 1999.

Through 1996, the Company issued warrants for the purchase of 450,000 shares of Common Stock to various consultants at exercise prices ranging from $2 to $5 per share. During 1996, 66,000 warrants were exercised at $2 per share. 184,000 of the warrants are currently exercisable within the above price range and expire at various dates through November 19, 2001.

In 1996, the placement agent for the 1996 private offering of shares of Common Stock was granted a warrant to acquire 321,490 units at $.935 per unit. A unit consists of one share of Common Stock and one warrant to acquire one share of Common Stock at $2.00 per share. The warrant is currently exercisable and expires April 3, 2001.

In 1996, the placement agent for the 1996 private offering of Preferred Stock was granted a warrant to acquire 85,000 shares of Common Stock at $3.00 per share. The warrants are currently exercisable and expire December 10, 2001.


10.  Stock Based Compensation

In October 1993, the Company adopted an incentive stock option plan for 350,000 shares of Common Stock which may be granted to employees. The Company adopted an additional plan in 1996 for 1,000,000 shares of Common Stock for grant to employees, officers, directors and consultants of the Company and its wholly-owned subsidiaries. The exercise price per share may not be less than the fair market value per share on the date the options are granted. Generally, options granted vest over a period up to five years and expire over varying periods through 2004.

In addition to the above plans, the Company granted:

(a) an officer/director options to purchase 400,000 shares of Common Stock at exercise prices ranging from $2.50 to $3.75 per share. The options vest not later than December 1, 1998 and 150,000 are currently exercisable;

(b) a former Director options to purchase a total of 100,000 shares of Common Stock at exercise prices ranging from $2.50 to $4.00 per share. The options, granted in 1995, are currently exercisable and expire in December 1999;

(c) various key employees options to purchase a total of 280,000 shares of Common Stock at exercise prices ranging from $1.50 to $3.63 per share. The options, granted through 1996, are exercisable from 1996 to 2001 and expire in various years through 2001. At December 31, 1996, 138,000 options are currently exercisable.

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Overall activity in the Company's stock options:
                                             Years Ended December 31,

                                         1996                      1995
                                ======================     =====================
                                           Weighted -                 Weighted -
                                            Average                    Average
                                           Exercise                   Exercise
                                Shares       Price         Shares      Price

Outstanding, at beginning
of year                        1,117,000     $ 3.23        712,000    $ 5.46
Granted                          575,000       1.75      1,045,000      3.27
Exercised                           --          --            --         --
Forfeited                       (145,000)      4.76       (640,000)     5.78
                              ----------      -----      ----------    -----

Outstanding at end of year     1,547,000     $ 2.54      1,117,000    $ 3.23
                              ==========      =====     ==========     =====

Exercisable, at end of year      595,000     $ 2.79        360,000    $ 3.68
                              ==========      =====     ==========     =====


Details regarding the options outstanding at December 31, 1996.

                               Outstanding                 Exercisable
==================================================     ====================
                           Weighted -   Weighted -               Weighted -
  Exercise                  Average      Average                  Average
   Price          Number   Remaining    Exercise       Number    Exercise
   Range          ------      Life       Price         ------     Price

$1.50 - $2.50   1,065,000   5.03 yrs   $   2.05        430,500   $   2.42
$3.13 - $3.75     430,000   6.90 yrs   $   3.56        112,500   $   3.63
$4.00 - $5.00      52,000   2.90 yrs   $   4.04         52,000   $   4.04

The weighted-average grant-date fair value of stock options granted to employees during the year and the weighted average significant assumptions used to determine those fair values using a modified Black-Scholes option pricing model, and the pro forma effect on earnings of the fair value accounting for stock options under SFAS No. 123 are:

                                                    Years Ended December 31,
                                                    ------------------------

                                                     1996              1995
                                                -------------     -------------
Grant-date fair value per option                $        1.51     $        0.33

Significant assumptions (weighted-average)
     Risk-free interest rate at grant date               5.67%             5.85%
     Expected stock price volatility                      236%               24%
     Expected dividend payout                              --                --
     Expected option life*                             2.7 yrs           2.0 yrs
Net loss
     As reported                                $  (2,265,029)    $  (2,482,110)
     Pro forma                                  $  (2,567,641)    $  (2,568,322)
Net loss per share of  Common Stock
     As reported                                $       (0.53)    $       (0.93)
     Pro forma                                  $       (0.59)    $       (0.96)
*The expected option life considers historical option exercise patterns and future changes to those exercise patterns anticipated at the date of grant.

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  Segment Information

The Company's major business segments are the manufacture and distribution of:

a.    Consumer water treatment and related products

b.    Industrial water treatment and related products

c.    Proprietary agricultural products

No amounts are included in the 1995 consolidated financial statements for consumer water treatment and related products. (Note 3).



Information by segment for the year ended December 31, 1996:

                                      Consumer       Industrial     Agricultural
                                      Products       Products       Products     Corporate     Consolidated
                                      --------       --------       --------     ---------     ------------

Sales to unaffiliated customers     $   893,754    $   329,803    $ 1,377,085          --      $ 2,600,642
Operating loss                         (117,896)      (838,892)      (257,797)  $(1,205,582)    (2,420,167)
Identifiable assets                     491,425        883,764      2,074,986     1,672,412      5,122,587
Depreciation and amortization             3,284         41,845         92,471        57,458        195,058
Capital expenditures                       --           51,352         28,214        45,347        124,913

Information by segment for the year ended December 31, 1995:

                                                                  Agricultural
                                                   Industrial     Products
                                                   Products          (Note 3)    Corporate      Consolidated
                                                   --------       -----------    ---------      ------------
Sales to unaffiliated customers                    $   612,820    $   736,966           --      $ 1,349,786
Operating loss                                      (1,872,970)      (112,933)   $  (562,955)    (2,548,858)
Identifiable assets                                  1,296,957      1,836,777        337,418      3,471,152
Depreciation and amortization                          131,056          8,805           --          139,861
Capital expenditures                                    16,120         17,681           --           33,801

12.  Commitments and Contingencies

The Company has employment agreements with its executive officers, the terms of which expire at various dates through May 1, 1999. Such agreements, which have been revised from time to time, provide for minimum salary levels and incentive bonuses on prescribed formulas over their terms. The aggregate commitment for future salaries at December 31, 1996, excluding bonuses, was approximately $1,073,000.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, H.E.R.C. Products Incorporated has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        H.E.R.C. PRODUCTS INCORPORATED


                                        By: /s/ Gary S. Glatter
                                           -------------------------------------
Dated:  March 28, 1997                     Gary S. Glatter, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                          Title                                                Date
----                          -----                                                ----

/s/ S. Steven Carl            Chairman of the Board, Chief Executive Officer       March 28, 1997
------------------------
S. Steven Carl                and Director



/s/ Shelby A. Carl            Chairman Emeritus and Director                       March 28, 1997
------------------------
Shelby A. Carl


/s/ Gary S. Glatter           President, Chief Operating Officer, Treasurer        March 28, 1997
------------------------
Gary S. Glatter               and Director


/s/ Jerome H. Ludwig          Executive Vice President, Secretary and Director     March 28, 1997
------------------------
Jerome H. Ludwig


/s/ Robert M. Leopold         Director                                             March 28, 1997
------------------------
Robert M. Leopold


/s/ Salvatore DiMascio        Director                                             March 28, 1997
------------------------
Salvatore DiMascio


/s/ John P. Johnson           Chief Financial Officer (Principal Financial and     March 28, 1997
------------------------
John P. Johnson               Accounting Officer)

                                                                         Page 40