Form 10QSB
period 1997-03-31
H E R C PRODUCTS INC
filed 1997-05-15
CIK 919010

SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                   Form 10-QSB


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the Quarterly Period Ended March 31, 1997

                         Commission File Number 1-13012

                         H.E.R.C. PRODUCTS INCORPORATED


State of Incorporation: Delaware  IRS Employer Identification Number: 86-0570800


                          2202 W Lone Cactus Drive #15
                             Phoenix, Arizona 85027

                                 (602) 492-0336


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES    X    NO
                                    -------    -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                         Outstanding at
                                                         --------------
                      Class                              May 7, 1997
                      -----                              -----------


               Common Stock, $.01 par value                 8,080,579

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

Index To Consolidated Financial Statements

PART I. FINANCIAL INFORMATION                                                                              Page No.

        Consolidated Financial Statements:
        Consolidated Balance Sheets
               March 31, 1997 and December 31, 1996                                                         3
        Consolidated Statements of Operations
               Three Months Ended March 31, 1997 and 1996                                                   4
        Consolidated Statement of Stockholders' Equity
               Three Months Ended March 31, 1997                                                            5
        Consolidated Statements of Cash Flows
               Three Months Ended March 31, 1997 and 1996                                                   6

        Notes to Consolidated Financial Statements                                                          7

        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                           9


PART II.  OTHER INFORMATION                                                                                 11

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                                  March 31,      December 31,
                                                                                     1997            1996
                                                                                 ------------    ------------
                                                                                 (Unaudited)
Assets
Current Assets
     Cash and cash equivalents                                                   $    764,749    $  1,369,843
     Trade accounts receivable, net of allowance for
           doubtful accounts of $28,621 and $38,621 respectively                      441,445         417,534
     Inventories (Note 2)                                                             683,078         616,813
     Other receivables                                                                 31,966          47,042
     Prepaid expenses                                                                 109,607          87,280
                                                                                 ------------    ------------
           Total Current Assets                                                     2,030,845       2,538,512
                                                                                 ------------    ------------
Property and Equipment
     Property and equipment                                                           656,085         635,696
           Less accumulated depreciation                                              163,575         139,342
                                                                                 ------------    ------------
           Net Property and Equipment                                                 492,510         496,354
                                                                                 ------------    ------------
Other Assets
     Patents, net of accumulated amortization
           of $71,556 and $65,205 respectively                                        190,934         197,285
     Patents pending                                                                  199,877         138,695
     Refundable deposits                                                               29,214          18,337
     Other                                                                              8,192          41,699
     Goodwill, net of accumulated amortization
           of $169,242 and $146,168 respectively                                    1,645,958       1,691,705
                                                                                 ------------    ------------
            Total Other Assets                                                      2,074,175       2,087,721
                                                                                 ------------    ------------
                                                                                 $  4,597,530    $  5,122,587
                                                                                 ============    ============

Liabilities and Stockholders' Equity
Current Liabilities
     Accounts payable                                                            $    394,841    $    347,858
     Accrued wages                                                                     41,411          44,047
     Current portion of capitalized leases                                              6,023            --
     Other accrued expenses                                                           485,620         220,394
                                                                                 ------------    ------------
            Total Current Liabilities                                                 927,895         612,299
                                                                                 ------------    ------------

Long-Term Liabilities
     Capitalized leases, net of current portion                                        18,466            --
                                                                                 ------------    ------------
            Total Liabilities                                                         946,361         612,299
                                                                                 ------------    ------------

Stockholders' Equity
     Preferred Stock, $10.00 stated value; authorized 1,000,000 shares;
            issued and outstanding 68,620 and 170,000 shares respectively             597,398       1,480,000
     Common Stock, $0.01 par value; authorized 40,000,000 shares;
            issued and outstanding 7,298,820 and 6,356,478 shares respectively         72,988          63,565
     Additional paid-in capital                                                    12,140,664      11,223,593
     Accumulated deficit                                                           (9,159,881)     (8,256,870)
                                                                                 ------------    ------------
            Total Stockholders' Equity                                              3,651,169       4,510,288
                                                                                 ------------    ------------
                                                                                 $  4,597,530    $  5,122,587
                                                                                 ============    ============

          See accompanying notes to consolidated financial statements

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                      Three Months Ended March 31,
                                                                          1997           1996
                                                                          ----           ----
Sales                                                                 $ 1,094,067    $   473,549
Cost of Sales                                                             707,690        310,197
                                                                      -----------    -----------
Gross Profit                                                              386,377        163,352
Selling Expenses                                                          420,828        200,725
General and Administrative Expenses                                       830,870        401,478
                                                                      -----------    -----------
Operating Loss                                                           (865,321)      (438,851)
                                                                      -----------    -----------
Other Income (Expense)
   Interest expense                                                        (3,005)        (3,564)
   Miscellaneous                                                           17,450         17,893
                                                                      -----------    -----------
         Total Other Income                                                14,445         14,329
                                                                      -----------    -----------
Loss Before Taxes on Income                                              (850,876)      (424,522)
Taxes on Income                                                              --             --
                                                                      -----------    -----------
Net Loss                                                                 (850,876)      (424,522)
Dividend on Preferred Stock Payable in Common Stock Upon Conversion        52,135           --
                                                                      -----------    -----------
Net Loss Allocable to Common Stockholders                             $  (903,011)   $  (424,522)
                                                                      ===========    ===========

Net Loss Per Common Share                                             $     (0.14)   $     (0.14)
                                                                      ===========    ===========

Weighted Average Common Shares Outstanding                              6,574,000      2,928,441
                                                                      ===========    ===========

          See accompanying notes to consolidated financial statements

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)

                                      Preferred Stock               Common Stock       Additional
                                                                                        Paid-in       Accumulated
                                    Shares       Amount           Shares     Amount     Capital         Deficit        Total
                                    ------       ------           ------     ------     -------         -------        -----
Balance,
January 1, 1997                     170,000    $1,480,000       6,356,478   $63,565   $11,223,593    $(8,256,870)   $4,510,288

Net loss                               --            --              --        --            --         (850,876)     (850,876)

Conversion of Preferred
Stock to Common Stock              (101,380)     (882,602)        932,342     9,323       873,279           --            --

Exercise of stock options              --            --            10,000       100        19,275           --          19,375

Preferred Stock offering costs         --            --              --        --         (27,618)          --         (27,618)

Dividend on Preferred Stock payable
in Common Stock upon conversion        --            --              --        --          52,135        (52,135)         --
                                     ------    ----------       ---------   -------   -----------    -----------    ----------

Balance,
March 31, 1997                       68,620    $  597,398       7,298,820   $72,988   $12,140,664    $(9,159,881)   $3,651,169
                                     ======    ==========       =========   =======   ===========    ===========    ==========

          See accompanying notes to consolidated financial statements

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                    Three Months Ended March 31,
                                                                         1997           1996
                                                                         ----           ----
Cash Flows From Operating Activities
         Net Loss                                                    $  (850,876)   $  (424,522)
                                                                     -----------    -----------
         Adjustments to reconcile net loss to net cash
             used in operating activities
            Depreciation and amortization                                 54,278         42,690
            (Gain) loss on sale of equipment                                --           17,446
            (Increase) decrease in assets
                Trade accounts receivable                                (41,607)       (75,324)
                Inventories                                              (66,265)       (47,778)
                Other receivables                                         15,076         12,151
                Prepaid expenses                                         (22,328)        (4,565)
                Other assets                                              22,630         74,978
            Increase (decrease) in liabilities
                Accounts payable                                          32,510        133,003
                Accrued expenses                                         302,960         (7,701)
                Other liabilities                                         21,458           --
                                                                     -----------    -----------
                    Total adjustments                                    318,712        144,900
                                                                     -----------    -----------
                         Net cash used in operating activities          (532,164)      (279,622)
                                                                     -----------    -----------
Cash Flows From Investing Activities
        Capital expenditures                                              (2,844)        (8,956)
        Expenditures related to patents and patents pending              (61,182)       (26,908)
                                                                     -----------    -----------
                         Net cash used in investing activities           (64,026)       (35,864)
                                                                     -----------    -----------
Cash Flows From Financing Activities
        Proceeds from exercise of stock options                           19,375           --
        Proceeds from issuance of notes payable
          and long-term debt                                                --          275,000
        Deferred private offering costs                                     --         (101,482)
        Private offering costs                                           (27,618)          --
        Principal payments under capital lease obligation                   (661)       (21,416)
                                                                     -----------    -----------
                         Net cash provided by financing activities        (8,904)       152,102
                                                                     -----------    -----------
Net decrease in cash and cash equivalents                               (605,094)      (163,384)
Cash and cash equivalents at beginning of period                       1,369,843        331,601
                                                                     -----------    -----------
Cash and cash equivalents at end of period                           $   764,749    $   168,217
                                                                     ===========    ===========

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest                             $     3,005    $     3,564

During 1997, a capital lease obligation of $17,545 was incurred when the Company entered into a lease for new  equipment.
During 1997,  932,342 shares of Common Stock were issued upon the  conversion  of 101,380  shares of  Preferred  Stock.
During 1997, certain adjustments were made to assets and liabilities acquired in the purchase of the 50% interest of
     H.E.R.C. Consumer Products Company and accordingly, goodwill was reduced by $22,673.

          See accompanying notes to consolidated financial statements

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


 NOTE 1 - Basis of Presentation

The unaudited consolidated financial statements are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in an annual Form 10-KSB filing. Accordingly, the consolidated financial statements of H.E.R.C. Products Incorporated ("Company") included herein should be reviewed in conjunction with the consolidated financial statements and the accompanying footnotes included within the Company's Form 10-KSB for the year ended December 31, 1996.

The consolidated financial statements have been prepared in accordance with the Company's customary accounting practices and have not been audited. In the opinion of management, the consolidated financial statements reflect all adjustments necessary to report fairly the Company's financial position and results of operations for the interim period. All such adjustments are normal and recurring in nature. The interim consolidated results of operations are not necessarily indicative of results to be expected for the year ending December 31, 1997.

NOTE 2 - Inventories

Inventories are summarized as follows:

                                   March 31, 1997       December 31, 1996
                                   --------------       -----------------

     Raw Materials                    $ 16,258              $  9,126
     Work in Progress                    5,753                 5,633
     Finished Goods                    661,067               602,054
                                      --------              --------

         Total                        $683,078              $616,813
                                      ========              ========


NOTE 3 - Acquisition

On July 1, 1996, the Company acquired the 50% interest of H.E.R.C. Consumer Products Company ("LLC") owned by Conair Corporation. This transaction was accounted for by the purchase method. The Company had accounted for its 50% investment in the LLC by the equity method, and accordingly, sales of the LLC prior to July 1, 1996, were not reported as sales of the Company.

Pro forma results for the three months ended March 31, 1996 are unaudited and were prepared as if the aforementioned acquisition had occurred at the beginning of the period presented:

                                         Three Months Ended March 31, 1996
                                         ---------------------------------


         Net sales                                   $873,549
         Net loss                                    (410,522)
         Net loss per Common Share                   $  (0.14)

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 4 - Convertible Preferred Stock

In December 1996 the Company completed a private equity offering of 170,000 shares of Class A Preferred Stock ("Preferred Stock") for $10 per share and received net proceeds of $1,480,000. The Preferred Stock has a par and stated value of $.01 and $10, respectively.

Holders of the Preferred Stock are entitled to receive dividends of 10% of the stated value per annum from the date of issuance through the date of conversion, payable solely in shares of the Company's Common Stock. The preferred stockholders had the right to convert each share of Preferred Stock and the accrued amount of dividends thereon into shares of Common Stock determined by dividing the aggregate of the stated value of the Preferred Stock plus accrued dividends, by 75% of the five day average closing bid price of a share of Common Stock immediately prior to conversion.

During the quarter ended March 31, 1997, 101,380 shares of Preferred Stock were converted into 932,342 shares of Common Stock, which amount includes shares issued for the dividend on the Preferred Shares converted. As of May 12, 1997, all 170,000 Preferred Shares had been converted into 1,714,101 shares of Common Stock, including shares issued for the dividend.

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Forward-Looking Statements
--------------------------

When used in this Form 10-QSB and in future filings by the Company with the Securities and Exchange Commission ("SEC"), in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "are expected", "the Company anticipates", "will continue", "estimated", "will enhance" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those currently anticipated or projected. Such risks include, but are not limited to, adequate cash flow and financing for implementation of its business plan, continued growth in its various customer segments and effective marketing of its products directly by the Company and through marketing partners. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Results of Operations
---------------------

Sales of $1,094,000 during the first quarter of 1997 are 131% ahead of 1996 first quarter sales of $474,000, primarily as a result of the consolidation of H.E.R.C. Consumer Products which added $625,000 to 1997 revenues. Industrial product revenue increased by $150,000 in 1997, but agricultural sales declined by a similar amount. On a pro forma basis, 1997 revenues are a company record for a quarter (see Note 3 to accompanying financial statements).

Growth of Consumer Products sales by $225,000 over the first quarter of 1996, when sales were $400,000, is a function of the Company's ongoing development of its base of existing and new customers. Reduced agricultural revenues in 1997 are attributable to lower sales of PYRELLIN as a result of the loss in California of organic certification of the product for use by organic farmers.

The increase in Industrial Product revenues to $180,000 reflects the continuing development of the market for the Company's Marine-Ship Board Pipe Line Chemical Cleaning. Based on current backlog and ongoing negotiations with existing marine customers, the Company anticipates that marine business will continue to grow and provide substantially increasing revenues in 1997 and 1998.

The Company also  anticipates  that the recent alliance with Calgon  Corporation
("Calgon") will enhance sales to the water distribution and water well rehabilitation markets through:

         (a) New distribution outlet for the well product through Calgon dealers.

         (b)  New water  distribution  product  which will combine the Company's
              chemical   cleaning  of  water  pipe  with  Calgon's   passivating
              chemistry to prevent corrosion.

Consolidated gross margins were 35.3% and 34.5% in 1997 and 1996 respectively. Lower raw material costs for agricultural products and elimination of certain start up costs within industrial products resulted in improved margins of 52% in both of those segments in 1997. However, Consumer Products margins were depressed at 23% in 1997 because of certain product allowances and discounts in January and February 1997, which are not expected to recur.

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (Continued)

Although gross profit increased from $163,000 in 1996 to $386,000 in 1997, net loss was $851,000 in 1997 compared to $425,000 in 1996 because of an increase of $650,000 in aggregate selling, general and administrative expenses. Consolidation of Consumer Products accounts for $190,000 of the increase while the balance of $460,000 is attributable to settlement of an employment contract and to additional personnel and related costs to support revenue growth and the Company's expanding operations and services.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents were $765,000 and $1,370,000 at March 31, 1997 and December 31, 1996 respectively while working capital was $1,103,000 and $1,926,000 at those respective dates. The decrease in working capital is a function of the net loss; the impact of the net loss on cash and cash equivalents was softened by an increase in accrued expenses.

The conversion during 1997 of all preferred stock outstanding at December 31, 1996 into common stock had no impact on cash and cash equivalents or working capital.

Through the first quarter of 1997, the Company did not generate cash flow necessary to support its ongoing business. However, management believes, but cannot assure, that financial results for the balance of 1997 will provide sufficient positive cash flow to fund ongoing operations and capital expenditures. Should management determine that the current operating plan will not provide positive cash flow, the Company may take actions, particularly in the marketing and corporate areas, until revenues and operating margins reach a level to produce overall profitable results.

In 1997 the Company arranged a $150,000 credit line with a bank at the bank's prime interest rate. No amount has been drawn against the line which expires March 31, 1998. The Company is currently discussing additional financing, primarily for capital expenditures, with other potential lenders, but no arrangements have been concluded. To the extent that any future financing involves the sale of the Company's equity securities, the interest of the Company's then stockholders could be substantially diluted.

         PART II:  OTHER INFORMATION


         Item 2. Changes in Securities

         Recent Sales of Unregistered Securities

         The following relates to all securities of the Company sold within the first quarter of 1997 which were not registered under the Securities Act of 1933.

                       Title of Security        Consideration          Exemption from          Terms of
   Date of Sale          & Number Sold             received         registration claimed       exercise
   ------------        -----------------        -------------       --------------------       --------
  2/6/97-3/31/97       101,380 shares of        Conversion of             Section             See Note 4
                        Preferred Stock        Preferred Stock              4(2)            to consolidated
                         converted into                                                        financial
                       932,342 shares of                                                      statements
                          Common Stock



         Item 6.  Exhibits and Reports on Form 8-K

         Reports on Form 8-K:  None



         Exhibits

         Regulation S-B
         Exhibit No.                                Exhibit
         --------------                             -------

         (27)                             Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             H.E.R.C. PRODUCTS INCORPORATED
                                                      (Registrant)


Date:  May 15, 1997                          By   /s/ S. Steven Carl
                                               --------------------------
                                                     S. Steven Carl
                                                 Chief Executive Officer


                                             By   /s/ John P. Johnson
                                               --------------------------
                                                     John P. Johnson
                                                 Chief Financial Officer
                                       12