Form 10QSB/A
period 1997-03-31
H E R C PRODUCTS INC
filed 1997-05-16
CIK 919010

SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                  Form 10-QSB/A


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


Date:  May 16, 1997                          By   /s/ S. Steven Carl
                                               --------------------------
                                                     S. Steven Carl
                                                 Chief Executive Officer


                                             By   /s/ John P. Johnson
                                               --------------------------
                                                     John P. Johnson
                                                 Chief Financial Officer
                                       12