Form 10QSB
period 1997-06-30
H E R C PRODUCTS INC
filed 1997-08-14
CIK 919010

SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                   Form 10-QSB


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the Quarterly Period Ended June 30, 1997

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

                                                         Outstanding at
                                                         --------------
                      Class                              August 8, 1997
                      -----                              --------------

               Common Stock, $.01 par value                 8,230,588

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES


Index To Consolidated Financial Statements

PART I. FINANCIAL INFORMATION                                           Page No.

        Consolidated Financial Statements:
        Consolidated Balance Sheets
               June 30, 1997 and December 31, 1996                          3
        Consolidated Statements of Operations
               Three Months and Six Months Ended June 30, 1997 and 1996 4 Consolidated Statement of Stockholders' Equity
               Six Months Ended June 30, 1997                               5
        Consolidated Statements of Cash Flows
               Six Months Ended June 30, 1997 and 1996                      6

        Notes to Consolidated Financial Statements                          7

        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          9


PART II.  OTHER INFORMATION                                                11

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                                   June 30,      December 31,
                                                                                     1997            1996
                                                                                 ------------    ------------
                                                                                  (Unaudited)
Assets
Current Assets
     Cash and cash equivalents                                                   $    299,110    $  1,369,843
     Trade accounts receivable, net of allowance for
           doubtful accounts of $27,012 and $38,621 respectively                      681,282         417,534
     Inventories (Note 2)                                                             379,499         616,813
     Other receivables                                                                 43,984          47,042
     Prepaid expenses                                                                 157,080          87,280
                                                                                 ------------    ------------
           Total Current Assets                                                     1,560,955       2,538,512
                                                                                 ------------    ------------
Property and Equipment
     Property and equipment                                                         1,020,465         635,696
           Less accumulated depreciation                                              166,180         139,342
                                                                                 ------------    ------------
           Net Property and Equipment                                                 854,285         496,354
                                                                                 ------------    ------------
Other Assets
     Patents, net of accumulated amortization
           of $79,079 and $65,205 respectively                                        213,325         197,285
     Patents pending                                                                  198,133         138,695
     Refundable deposits                                                               41,062          18,337
     Other                                                                              7,573          41,699
     Goodwill, net of accumulated amortization
           of $192,316 and $146,168 respectively                                    1,622,884       1,691,705
                                                                                 ------------    ------------
            Total Other Assets                                                      2,082,977       2,087,721
                                                                                 ------------    ------------
                                                                                 $  4,498,217    $  5,122,587
                                                                                 ============    ============

Liabilities and Stockholders' Equity
Current Liabilities
     Accounts payable                                                            $    740,291    $    347,858
     Accrued wages                                                                     65,289          44,047
     Notes payable and current portion of capitalized leases                          145,411            --
     Other accrued expenses                                                           288,935         220,394
                                                                                 ------------    ------------
            Total Current Liabilities                                               1,239,926         612,299
                                                                                 ------------    ------------

Long-Term Liabilities
     Capitalized leases, net of current portion                                        81,787            --
                                                                                 ------------    ------------
            Total Liabilities                                                       1,321,713         612,299
                                                                                 ------------    ------------

Stockholders' Equity
     Preferred Stock, $10.00  stated value ; authorized 1,000,000 shares;
            issued and outstanding zero and 170,000 shares respectively                  --         1,480,000
     Common Stock, $0.01 par value; authorized 40,000,000 shares;
            issued and outstanding 8,230,588 and 6,356,487 shares respectively         82,306          63,565
     Additional paid-in capital                                                    12,876,926      11,223,593
     Accumulated deficit                                                           (9,782,728)     (8,256,870)
                                                                                 ------------    ------------
            Total Stockholders' Equity                                              3,176,504       4,510,288
                                                                                 ------------    ------------
                                                                                 $  4,498,217    $  5,122,587
                                                                                 ============    ============

See accompanying notes to consolidated financial statements.

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                    Three Months Ended June 30,    Six Months Ended June 30,
                                                         1997          1996           1997          1996
                                                         ----          ----           ----          ----
Sales                                               $ 1,465,818    $   497,565    $ 2,559,885    $   971,114
Cost of Sales                                         1,087,895        236,929      1,795,585        547,126
                                                    -----------    -----------    -----------    -----------
Gross Profit                                            377,923        260,636        764,300        423,988
Selling Expenses                                        370,532        266,184        792,451        466,909
General and Administrative Expenses                     622,341        385,859      1,451,211        787,288
                                                    -----------    -----------    -----------    -----------
Operating Loss                                         (614,950)      (391,407)    (1,479,362)      (830,209)
                                                    -----------    -----------    -----------    -----------
Other Income (Expense)
   Interest expense                                      (4,418)        (6,678)        (7,423)       (14,175)
   Miscellaneous                                          7,227         18,949         23,769         40,726
                                                    -----------    -----------    -----------    -----------
         Total Other Income                               2,809         12,271         16,346         26,551
                                                    -----------    -----------    -----------    -----------
Loss Before Taxes on Income                            (612,141)      (379,136)    (1,463,016)      (803,658)
Taxes on Income                                            --             --             --             --
                                                    -----------    -----------    -----------    -----------
Net Loss                                               (612,141)      (379,136)    (1,463,016)      (803,658)
Dividend on Preferred Stock Payable
 in Common Stock upon conversion                         10,707           --           62,842           --
                                                    -----------    -----------    -----------    -----------
Net Loss Allocable to Common Stockholders           $  (622,848)   $  (379,136)   $(1,525,858)   $  (803,658)
                                                    ===========    ===========    ===========    ===========

Net Loss Per Common Share                           $     (0.08)   $     (0.06)   $     (0.21)   $     (0.18)
                                                    ===========    ===========    ===========    ===========

Weighted Average Common Shares Outstanding            8,037,399      6,107,130      7,309,746      4,517,786
                                                    ===========    ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)

                                            Preferred Stock           Common Stock          Additional
                                                                                             Paid-in       Accumulated
                                           Shares     Amount        Shares       Amount      Capital         Deficit       Total
                                           ------     ------        ------       ------      -------         -------       -----
Balance,
January 1, 1997                            170,000  $ 1,480,000   6,356,487    $  63,565   $ 11,223,593  $ (8,256,870) $  4,510,288

Net loss                                      --           --          --           --             --      (1,463,016)   (1,463,016)

Conversion of Preferred
Stock to Common Stock (Note 4)            (170,000)  (1,480,000)  1,714,101       17,141      1,462,859          --            --

Exercise of stock options                     --           --        10,000          100         19,275          --          19,375

Exercise of warrant (Note 5)                  --           --       150,000        1,500        138,750          --         140,250

Preferred Stock offering costs                --           --          --           --          (30,393)         --         (30,393)

Dividend on Preferred Stock payable in
Common Stock upon conversion (Note 4)         --           --          --           --           62,842       (62,842)         --
                                           -------  -----------   ---------    ---------   ------------  ------------  ------------
Balance,
June 30, 1997                                 --    $      --     8,230,588    $  82,306   $ 12,876,926  $ (9,782,728) $  3,176,504
                                           =======  ===========   =========    =========   ============  ============  ============

See accompanying notes to consolidated financial statements.

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                    Six Months Ended June 30,
                                                                                     1997              1996
                                                                                     ----              ----
Cash Flows From Operating Activities
         Net Loss                                                                $(1,463,016)       $  (803,658)
                                                                                 -----------        -----------
         Adjustments to reconcile net loss to net cash
             used in operating activities
            Depreciation and amortization                                            138,000             84,268
            Loss on sale or disposal of equipment                                      3,255              1,522
            (Increase) decrease in assets
                Trade accounts receivable                                           (281,444)          (136,137)
                Inventories                                                           25,629           (165,461)
                Other receivables                                                      3,058            (55,016)
                Prepaid expenses                                                     (69,800)               238
                Other assets                                                          11,401             66,496
            Increase (decrease) in liabilities
                Accounts payable                                                     392,433           (114,243)
                Accrued expenses                                                     130,153            (31,590)
                Other liabilities                                                    226,798               --
                                                                                 -----------        -----------
                    Total adjustments                                                579,483           (349,923)
                                                                                 -----------        -----------
                         Net cash used in operating activities                      (883,533)        (1,153,581)
                                                                                 -----------        -----------
Cash Flows From Investing Activities
        Capital expenditures                                                        (212,275)           (76,701)
        Cash received from the sale of equipment                                        --               21,000
        Expenditures related to patents and patents pending                          (89,352)           (38,117)
                                                                                 -----------        -----------
                         Net cash used in investing activities                      (301,627)           (93,818)
                                                                                 -----------        -----------
Cash Flows From Financing Activities
        Proceeds from issuance of Common Stock                                          --            1,981,670
        Proceeds from exercise of stock options                                       19,375               --
        Proceeds from exercise of warrant                                            140,250               --
        Proceeds from issuance of notes payable
          and long-term debt                                                            --              361,968
        Private offering costs                                                       (30,393)              --
        Principal payments under long-term debt
         and capital lease obligations                                               (14,805)           (21,920)
                                                                                 -----------        -----------
                         Net cash provided by financing activities                   114,427          2,321,718
                                                                                 -----------        -----------
Net decrease in cash and cash equivalents                                         (1,070,733)         1,074,319
Cash and cash equivalents at beginning of period                                   1,369,843            331,601
                                                                                 -----------        -----------
Cash and cash equivalents at end of period                                       $   299,110        $ 1,405,920
                                                                                 ===========        ===========


Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest                                         $     7,423        $     8,676

During 1996, notes payable to shareholder of $325,000 were repaid through the issuance of common stock.
During 1996, pledged certificates of deposit of $75,628 were applied in partial satisfaction of certain long term debt obligations.
During 1997, capital lease obligations of $121,910 were incurred when the Company entered into certain leases for new equipment.
During 1997, 1,714,101 shares of Common Stock were issued upon the conversion of 170,000 shares of Preferred Stock.
During 1997, certain adjustments were made to assets and liabilities acquired in the purchase of the 50% interest of
     H.E.R.C. Consumer Products Company and, accordingly, goodwill was reduced by $22,673.
During 1997, inventory with a value of $211,685 was reclassified to property and equipment.

See accompanying notes to consolidated financial statements.

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

NOTE 2 - Inventories

During 1997, certain finished goods inventory used to service customers for the Company's industrial products was reclassified to property and equipment. Such equipment was carried at $212,000 and is now being depreciated.

Inventories are summarized as follows:
                                    June 30, 1997       December 31, 1996
                                    -------------       -----------------

         Raw materials                $  11,785             $   9,126
         Work in progress                 3,261                 5,633
         Finished goods                 364,453               602,054
                                       --------              --------

             Total                    $ 379,499             $ 616,813
                                        =======               =======


NOTE 3 - Acquisition

On July 1, 1996, the Company acquired the 50% interest of H.E.R.C. Consumer Products Company ("LLC") owned by Conair Corporation. This transaction was accounted for by the purchase method. The Company had accounted for its 50% investment in the LLC by the equity method, and accordingly, sales of the LLC prior to July 1, 1996, were not reported as sales of the Company.

Pro forma results for the six months ended June 30, 1996 are unaudited and were prepared as if the aforementioned acquisition had occurred at the beginning of the period presented:

                                                  Six Months Ended June 30, 1996
                                                  ------------------------------


         Net sales                                         $  1,732,360
         Net loss                                              (713,170)
         Net loss per Common Share                               (0.16)

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 4 - Convertible Preferred Stock

In December 1996 the Company completed a private equity offering of 170,000 shares of Class A Preferred Stock ("Preferred Stock") for $10 per share and received net proceeds of $1,480,000. The Preferred Stock had a par and stated value of $.01 and $10, respectively.

Holders of the Preferred Stock were entitled to receive dividends of 10% of the stated value per annum from the date of issuance through the date of conversion, payable solely in shares of the Company's Common Stock. The preferred stockholders had the right to convert each share of Preferred Stock and the accrued amount of dividends thereon into shares of Common Stock determined by dividing the aggregate of the stated value of the Preferred Stock plus accrued dividends, by 75% of the five day average closing bid price of a share of Common Stock immediately prior to conversion.

All Preferred Shares were converted into 1,714,101 shares of Common Stock, including shares issued for the dividend, during the first and second quarters of 1997.


NOTE 5 - Exercise of Warrant

In May 1997, the placement agent for the 1996 private offering of Common Stock and four individuals partially exercised a unit option and acquired 150,000 units consisting of one share of Common Stock and one warrant to acquire one share of Common Stock at $2.00 per share. The unit option was exercised at $.935 per unit. In connection therewith, the Company granted warrants to acquire an aggregate of 150,000 shares of Common Stock at $1.3125 per share to the persons exercising the unit option. Such warrants are currently exercisable and expire on June 18, 2002.
                                                                               8

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Forward-Looking Statements
--------------------------

         When used in this Form 10-QSB and in future filings by the Company with the Securities and Exchange Commission ("SEC") , in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "are expected", "the Company anticipates", "will continue", "estimated", "will enhance" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those currently anticipated or projected. Such risks include, but are not limited to, adequate cash flow and financing for implementation of its business plan, continued growth in its various customer segments and effective marketing of its products directly by the Company and through marketing partners. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect any anticipated events or circumstances occurring after the date of such statements.

Results of Operations
---------------------

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996
-----------------------------------------------------------------------------

         Sales of $1,466,000 during the second quarter of 1997 are 194% ahead of 1996 second quarter sales of $498,000. The increase reflects consolidation of HERC Consumer Products which added $381,000 to 1997 revenues (see Note 3 to accompanying financial statements) and substantial growth in Industrial Products and Agricultural sales. Industrial sales were $363,000 and $47,000 in 1997 and 1996 respectively while Agricultural revenues increased to $722,000 from $451,000. The increase in Industrial Products revenues is attributable to the continuing evolution of the Company's pipe rehabilitation services through both chemical cleaning and introduction of mechanical cleaning combined with epoxy lining. Also expansion of the Company's Marine Ship Board Pipe Line Chemical Cleaning has generated increasing revenues in 1997 and should continue to do so for the remainder of the year and into 1998.

         Increases in 1997 sales of over $100,000 for both PYRELLIN and DENY account for the growth of Agricultural revenues.

         Consolidated gross margins were 26% and 52% in 1997 and 1996 respectively. Negative margin for Industrial Products in 1997 resulted from loss provisions recorded in June for costs required to complete two municipal cleaning projects on which the Company encountered delays caused by weather and other unanticipated interruptions. Also the Company incurred training costs for certain members of its field staff. Consumer Products margin of 35% is indicative of the highly competitive nature of the marketplace. Agricultural margins are down from 49% in 1996 to 45% in 1997 because of slightly higher raw material costs.

         Although gross profit increased from $261,000 in 1996 to $378,000 in 1997, net loss was $612,000 in 1997 compared to $379,000 in 1996 because of an increase of $341,000 in aggregate selling, general and administrative expenses. Consolidation of Consumer Products accounts for $122,000 of the increase while the balance is attributable to additional selling and other personnel and support costs, primarily at the Corporate and Industrial Products levels.

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES
                Management's Discussion and Analysis of Financial
                 Condition and Results of Operations (Continued)

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996
-------------------------------------------------------------------------

         Sales of $2,560,000 during the first half of 1997 are 164% ahead of 1996 sales of $971,000. Industrial Products sales were $542,000 and $81,000 in 1997 and 1996 respectively while an increase of $83,000 in DENY sales contributed to growth in agricultural revenues of $120,000. Consolidation of Consumer Products also accounted for $1,008,000 of the increase in 1997 revenues.

         Consolidated gross margins were 30% and 44% in 1997 and 1996 respectively. Industrial Products margin was 2% because of the loss provisions discussed above. Consumer Products margin was 27% as a result of certain product allowances and discounts in January and February 1997, which are not expected to recur. Agricultural margin of 47% in 1997 is in line with the second quarter of 1997 and 1996 first half.

         Although gross profit increased from $424,000 in 1996 to $764,000 in 1997, net loss was $1,463,000 in 1997 compared to $804,000 in 1996 because of an increase of $989,000 in aggregate selling general and administrative expenses. Consolidation of Consumer Products accounts for $312,000 of the increase while the balance is attributable to settlement of an employment contract during the first quarter of 1997 and to additional selling and other personnel and support costs, primarily at the Corporate and Industrial Products levels. (See comments on cost reductions in Liquidity and Capital Resources section below).

Liquidity and Capital Resources
-------------------------------

         Cash and cash equivalents were $299,000 and $1,370,000 at June 30, 1997 and December 31, 1996 respectively while working capital was $321,000 and $1,926,000 at those respective dates. The decrease in working capital is a function of the net loss; the impact of the net loss on cash and cash equivalents was softened by an increase in accounts payable and accrued expenses.

         The conversion during 1997 of all preferred stock outstanding at December 31, 1996 into common stock had no impact on cash and cash equivalents or working capital.

         Through the first half of 1997, the Company did not generate cash flow necessary to support its ongoing business. The Company has instituted a cost containment program for its selling, general and administrative expenses and field expenses on its Industrial Products contracts, but will require additional working capital during the third quarter to fund continuing operations. The Company is discussing financing with potential lenders and is also evaluating the sale of certain assets. No assurance can be given that the Company will be able to raise any additional capital from the lenders with which it is in discussions or any other lenders or any purchasers will be found for the assets for which it is considering sale. If the Company is unable to obtain the required funds during the third quarter, it will have to curtail some of its operations.

         To the extent that any future financing involves the sale of the Company's equity securities, the interest of the Company's then stockholders could be substantially diluted. No assurance can be given that the Company will be able to raise additional equity capital to fund its operations.

PART II: OTHER INFORMATION


Item 2. Changes in Securities

Recent Sales of Unregistered Securities

The following relates to all securities of the Company sold within the second quarter of 1997 which were not registered under the Securities Act of 1933.


             Title of Security Consideration Exemption from Terms of Date of Sale & Number Sold received registration claimed exercise
------------   -------------      --------   --------------------   --------

  6/18/97   Warrants to purchase     None           Section         See Note 5
             150,000 shares of                        4(2)       to consolidated
                Common Stock                                        financial
                                                                    statements




Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K: None



Exhibits

Regulation S-B
Exhibit No.                                Exhibit
-----------                                -------

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


                                             H.E.R.C. PRODUCTS INCORPORATED
                                                     (Registrant)


         Date: August 14, 1997              By /s/ S. Steven Carl
                                              -------------------------
                                                   S. Steven Carl
                                              Chief Executive Officer


                                            By /s/ John P. Johnson
                                              -------------------------
                                                   John P. Johnson
                                              Chief Financial Officer
                                                                              12