Form 10QSB
period 1997-09-30
H E R C PRODUCTS INC
filed 1997-11-14
CIK 919010

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB


QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the Quarterly Period Ended September 30, 1997

                         Commission File Number 1-13012

                         H.E.R.C. PRODUCTS INCORPORATED


State of Incorporation: Delaware  IRS Employer Identification Number: 86-0570800


                          2202 W Lone Cactus Drive #15
                             Phoenix, Arizona 85027

                                 (602) 492-0336


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                           YES    X      NO
                                               -------      -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                                   Outstanding at
                                                   --------------
                       Class                       November 10, 1997
                       -----                       -----------------


             Common Stock, $.01 par value             8,230,588


Transitional Small Business Development Format:

                                           YES           NO    X
                                               -------      -------

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES


Index To Consolidated Financial Statements

PART I. FINANCIAL INFORMATION                                           Page No.

        Consolidated Financial Statements:
        Consolidated Balance Sheets
          September 30, 1997 and December 31, 1996                           3
        Consolidated Statements of Operations
          Three Months and Nine Months Ended September 30, 1997 and 1996 4 Consolidated Statement of Stockholders' Equity
          Nine Months Ended September 30, 1997                               5
        Consolidated Statements of Cash Flows
          Nine Months Ended September 30, 1997 and 1996                      6

        Notes to Consolidated Financial Statements                           7

        Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             9


PART II.  OTHER INFORMATION                                                 11

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                                    September 30,      December 31,
                                                                                        1997               1996
                                                                                    -------------      ------------
                                                                                     (Unaudited)
Assets
Current Assets
     Cash and cash equivalents                                                      $    104,015       $  1,369,843
     Trade accounts receivable, net of allowance for
           doubtful accounts of $51,361 and $38,621 respectively                         886,754            417,534
     Inventories (Note 2)                                                                226,981            616,813
     Other receivables                                                                    27,925             47,042
     Prepaid expenses                                                                    126,826             87,280
                                                                                    ------------       ------------
           Total Current Assets                                                        1,372,501          2,538,512
                                                                                    ------------       ------------
Property and Equipment
     Property and equipment                                                            1,095,333            635,696
           Less accumulated depreciation                                                 207,266            139,342
                                                                                    ------------       ------------
           Net Property and Equipment                                                    888,067            496,354
                                                                                    ------------       ------------
Other Assets
     Patents, net of accumulated amortization
           of $86,078 and $65,205 respectively                                           206,327            197,285
     Patents pending                                                                     204,318            138,695
     Refundable deposits                                                                  19,609             18,337
     Other                                                                                73,990             41,699
     Goodwill, net of accumulated amortization
           of $215,390 and $146,168 respectively                                       1,599,809          1,691,705
                                                                                    ------------       ------------
            Total Other Assets                                                         2,104,053          2,087,721
                                                                                    ------------       ------------
                                                                                    $  4,364,621       $  5,122,587
                                                                                    ============       ============

Liabilities and Stockholders' Equity
Current Liabilities
     Accounts payable                                                               $    895,570       $    347,858
     Accrued wages                                                                       130,911             44,047
     Current portion of notes payable                                                     93,876               --
     Other accrued expenses                                                              190,425            220,394
                                                                                    ------------       ------------
            Total Current Liabilities                                                  1,310,782            612,299
                                                                                    ------------       ------------

Long-Term Liabilities
     Notes payable, net of current portion                                               302,687               --
                                                                                    ------------       ------------
            Total Liabilities                                                          1,613,469            612,299
                                                                                    ------------       ------------

Stockholders' Equity
     Preferred Stock, $10.00 stated value; authorized 1,000,000 shares;
            issued and outstanding zero and 170,000 shares respectively                     --            1,480,000
     Common Stock, $0.01 par value; authorized 40,000,000 shares;
            issued and outstanding 8,230,588 and 6,356,487 shares respectively            82,306             63,565
     Additional paid-in capital                                                       12,923,026         11,223,593
     Accumulated deficit                                                             (10,254,180)        (8,256,870)
                                                                                    ------------       ------------
            Total Stockholders' Equity                                                 2,751,152          4,510,288
                                                                                    ------------       ------------
                                                                                    $  4,364,621       $  5,122,587
                                                                                    ============       ============

           See accompanying notes to consolidated financial statements

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                     Three Months Ended September 30,          Nine Months Ended September 30,
                                                         1997                 1996                 1997                1996
                                                         ----                 ----                 ----                ----
Sales                                                $ 1,485,109          $ 1,082,522          $ 4,044,994         $ 2,051,507
Cost of Sales                                            950,750              828,517            2,746,333           1,373,521
                                                     -----------          -----------          -----------         -----------
Gross Profit                                             534,359              254,005            1,298,661             677,986
Selling Expenses                                         384,370              329,413            1,174,218             796,495
General and Administrative Expenses                      614,089              475,841            2,067,904           1,262,652
                                                     -----------          -----------          -----------         -----------
Operating Loss                                          (464,100)            (551,249)          (1,943,461)         (1,381,161)
                                                     -----------          -----------          -----------         -----------
Other Income (Expense)
   Interest expense                                       (7,907)              (1,512)             (15,330)            (16,384)
   Miscellaneous                                             554                6,850               24,323              48,276
                                                     -----------          -----------          -----------         -----------
         Total Other Income                               (7,353)               5,338                8,993              31,892
                                                     -----------          -----------          -----------         -----------
Loss Before Taxes on Income                             (471,453)            (545,911)          (1,934,468)         (1,349,269)
Taxes on Income                                             --                   --                   --                  --
                                                     -----------          -----------          -----------         -----------
Loss Before Extraordinary Item                          (471,453)            (545,911)          (1,934,468)         (1,349,269)
                                                     -----------          -----------          -----------         -----------
Extraordinary Gain on Extinguishment of Debt                --                137,912                 --               137,912
                                                     -----------          -----------          -----------         -----------
Net Loss                                                (471,453)            (407,999)          (1,934,468)         (1,211,357)
Dividend on Preferred Stock Payable
 in Common Stock upon conversion                            --                   --                 62,842                --
                                                     -----------          -----------          -----------         -----------
Net Loss Allocable to Common Stockholders            $  (471,453)         $  (407,999)         $(1,997,310)        $(1,211,357)
                                                     ===========          ===========          ===========         ===========

Loss Per Share Before Extraordinary Item             $     (0.06)         $     (0.09)         $     (0.26)        $     (0.27)
Gain on Extraordinary Item                                  --                   0.02                 --                  0.03
                                                     -----------          -----------          -----------         -----------
Net Loss Per Common Share                            $     (0.06)         $     (0.07)         $     (0.26)        $     (0.24)
                                                     ===========          ===========          ===========         ===========

Weighted Average Common Shares Outstanding             8,230,588            6,172,675            7,620,067           5,044,767
                                                     ===========          ===========          ===========         ===========

          See accompanying notes to consolidated financial statements

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)

                                          Preferred Stock             Common Stock       Additional
                                                                                          Paid-in       Accumulated
                                       Shares        Amount        Shares     Amount      Capital         Deficit         Total
                                       ------        ------        ------     ------      -------         -------         -----
Balance,
January 1, 1997                        170,000    $ 1,480,000    6,356,487   $63,565   $ 11,223,593    $ (8,256,870)   $ 4,510,288

Net loss                                  --             --           --        --             --        (1,934,468)    (1,934,468)

Conversion of Preferred
Stock to Common Stock                 (170,000)    (1,480,000)   1,714,101    17,141      1,462,859            --             --

Exercise of stock options                 --             --         10,000       100         19,275            --           19,375

Exercise of warrant                       --             --        150,000     1,500        138,750            --          140,250

Preferred Stock offering costs            --             --           --        --          (30,393)           --          (30,393)

Net warrants issued to prepay
future expenses                           --             --           --        --           46,100            --           46,100

Dividend on Preferred Stock payable
in Common Stock upon conversion           --             --           --        --           62,842         (62,842)          --
                                      --------    -----------    ---------   -------   ------------    ------------    -----------

Balance,
September 30, 1997                        --      $      --      8,230,588   $82,306   $ 12,923,026    $(10,254,180)   $ 2,751,152
                                      ========    ===========    =========   =======   ============    ============    ===========

          See accompanying notes to consolidated financial statements

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                  Nine Months Ended September 30,
                                                                                                        1997           1996
                                                                                                        ----           ----
Cash Flows From Operating Activities
         Net Loss                                                                                   $(1,934,468)   $(1,211,657)
                                                                                                    -----------    -----------
         Adjustments to reconcile net loss to net cash
             used in operating activities
            Depreciation and amortization                                                               238,161        130,497
            Extraordinary item, before tax                                                                 --         (137,912)
            Loss on sale or disposal of equipment                                                         3,255          1,522
            (Increase) decrease in assets
                Trade accounts receivable                                                              (486,916)      (225,857)
                Inventories                                                                             178,147         21,267
                Other receivables                                                                        19,117         (2,886)
                Prepaid expenses                                                                        (39,546)       (50,660)
                Other assets                                                                             (6,363)       (10,177)
            Increase (decrease) in liabilities
                Accounts payable                                                                        547,712         25,130
                Accrued expenses                                                                         97,265          2,430
                Other liabilities                                                                       145,201         30,297
                                                                                                    -----------    -----------
                    Total adjustments                                                                   696,033       (216,349)
                                                                                                    -----------    -----------
                         Net cash used in operating activities                                       (1,238,435)    (1,428,006)
                                                                                                    -----------    -----------
Cash Flows From Investing Activities
        Capital expenditures                                                                           (287,711)      (149,242)
        Cash received from the sale of equipment                                                           --           21,000
        Cash paid in acquisition of subsidiary, net of cash acquired                                       --         (220,969)
        Proceeds from redemption of certificates of deposit                                                --           75,628
        Expenditures related to patents and patents pending                                             (95,537)       (64,022)
                                                                                                    -----------    -----------
                         Net cash used in investing activities                                         (383,248)      (337,605)
                                                                                                    -----------    -----------
Cash Flows From Financing Activities
        Proceeds from issuance of Common Stock                                                             --        1,981,670
        Proceeds from exercise of stock options                                                          19,375           --
        Proceeds from exercise of warrant                                                               140,250           --
        Proceeds from issuance of notes payable,
          including consideration for warrants                                                          250,000        410,943
        Private offering costs                                                                          (30,393)          --
        Principal payments under long-term debt and capital lease obligations                           (23,377)      (415,935)
                                                                                                    -----------    -----------
                         Net cash provided by financing activities                                      355,855      1,976,678
                                                                                                    -----------    -----------
Net increase (decrease) in cash and cash equivalents                                                 (1,265,828)       211,067
Cash and cash equivalents at beginning of period                                                      1,369,843        331,601
                                                                                                    -----------    -----------
Cash and cash equivalents at end of period                                                          $   104,015    $   542,668
                                                                                                    ===========    ===========

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest                                                            $    15,330    $    10,109

During 1996, notes payable to shareholder of $325,000 were repaid through the issuance of common stock.
During 1996, pledged certificates of deposit of $75,628 were applied in partial satisfaction of certain long term debt obligations.
During 1996, note payable of $237,912 was paid in full by issuing common stock with a market value of
  $100,000 resulting in an extraordinary gain.
In conjunction with the 1996 acquisition of H.E.R.C. Consumer Products Company, the Company acquired current assets of
  $469,807, goodwill of 125,490 and current liabilities of $367,795.
During 1997, capital lease obligations of $134,000 were incurred when the Company entered into certain leases for new equipment.
During 1997, 1,714,101 shares of Common Stock were issued upon the conversion of 170,000 shares of Preferred Stock.
During 1997, certain adjustments were made to assets and liabilities acquired in the purchase of the 50% interest of
  H.E.R.C. Consumer Products Company and, accordingly, goodwill was reduced by $22,673.
During 1997, inventory with a value of $211,685 was reclassified to property and equipment.

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

Inventories are summarized as follows:

                                   September 30, 1997     December 31, 1996
                                   ------------------     -----------------

         Raw materials                  $  9,654               $  9,126
         Work in progress                  2,274                  5,633
         Finished goods                  215,053                602,054
                                        --------               --------

             Total                      $226,981               $616,813
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

Pro forma results for the nine months ended September 30, 1996 are unaudited and were prepared as if the aforementioned acquisition had occurred at the beginning of the period presented:
                                           Nine Months Ended September 30, 1996
                                           ------------------------------------

         Net sales                                    $ 2,812,753
         Net loss                                      (1,121,169)
         Net loss per Common Share                        (0.22)

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 4 - Long Term Debt and Other Financing Arrangements

In  September  1997 the  Company  closed on a five  year term loan and  borrowed
$250,000. Interest is payable monthly at an annual rate of 14%; principal repayments are over 54 months and begin 6 months after take-down. In connection with the closing, the Company issued two warrants to the lender, each to purchase 62,500 shares of common stock at $1.18 (market price at closing) and $1.475 (25% premium over market price at closing), respectively. The Company may prepay the loan; certain fees and conditions, including issue of two identical warrants, apply if prepayment is not made within two years of takedown.

In October 1997, the Company concluded arrangements for a factoring facility whereby 80% of a maximum of $600,000 in eligible receivables may be financed at an effective annual interest rate of approximately 16%. The initial term of the facility is two years which may be extended.

Substantially all of the Company's assets are pledged as security pursuant to the above agreements.

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

Results of Operations
---------------------

Three Months Ended  September 30, 1997 Compared to Three Months Ended  September
--------------------------------------------------------------------------------
30, 1996
--------

Sales of $1,485,000 in the third quarter were $403,000 ahead of 1996 third quarter sales principally because of $300,000 from Marine Ship Board Pipe Line Chemical Cleaning. Of the marine work, $200,000 was performed pursuant to a five year contract recently signed with the United States Navy, which calls for billings between an annual minimum of approximately $100,000 to an annual estimate of $1,600,000. Also the Company completed two mechanical cleaning projects for aggregate billings of $125,000 in 1997.

Higher Agricultural sales in 1997 were offset by lower Consumer Products sales.

Consolidated gross margins were 36% and 23% in 1997 and 1996 respectively. Improved Industrial margin of 30% in 1997 compared with negative 2% in 1996 is a function of 1996 start up costs and equipment write downs associated with the Company's initial commercial pipeline rehabilitation projects. Consumer Products margin was 29% in 1997 compared with 24% in 1996 when the Company absorbed certain one time product and freight costs associated with inventory acquired from Conair (see Note 3). Agricultural margins improved by approximately 10% through increased sales of higher margin products.

The increase in gross profit from $254,000 in 1996 to $534,000 in 1997 was partially offset by an increase in aggregate selling, general and administrative expenses of $193,000. The result was a net loss of $471,000 in 1997 compared with $546,000 before extraordinary item in 1996. Increased selling, general and administrative expenses from higher professional services (including consideration in the form of warrants to acquire the Company's common stock), marketing and promotion, occupancy and depreciation were offset somewhat by the Company's cost containment efforts which began to take effect during the third quarter (See comments on cost containment in Liquidity and Capital Resources section below).

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                Management's Discussion and Analysis of Financial
                 Condition and Results of Operations (Continued)


Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30,
--------------------------------------------------------------------------------
1996
----

Sales of $4,045,000 for the nine months ended September 30, 1997 were $1,993,000 ahead of nine month sales in 1996. Consolidation of Consumer Products accounted for $1,008,000 of the increase. Higher Industrial sales of $799,000 in 1997 resulted from additional pipe cleaning projects for municipalities and expansion of marine cleaning - both for the U.S. Navy and the U.S. Coast Guard. Increased Agricultural sales of $240,462 are attributable to Pyrellin and Deny.

Consolidated  gross  margins  were 32% and 33% in 1997  and  1996  respectively.
Industrial margins were approximately 15% in both years because of start up costs in 1996 and cost overruns on municipal projects in the second quarter of 1997. Staging costs in September 1997 for the Navy contract also depressed 1997 margins.

Agricultural margins went from 40% in 1996 to 48% in 1997 because of a higher sales mix of Deny and Coax, both of which have low raw material cost. Also Pyrellin inventory was purchased in 1997 at a lower cost than in 1996.

Although gross profit increased from $678,000 in 1996 to $1,299,000 in 1997, net loss was $1,934,000 in 1997 compared to $1,349,000 (before extraordinary gain in 1996) primarily because of an increase of $1,184,000 in aggregate selling, general and administrative expenses. Consolidation of Consumer Products accounts for $312,000 of the increase while the balance is attributable to settlement of an employment contract during the first quarter, an expenditure for development of technology in the second quarter and to additional selling and other personnel and support costs, primarily at the Corporate and Industrial levels.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents were $104,000 and $1,370,000 at September 30, 1997 and December 31, 1996 while working capital was $62,000 and $1,926,000 at those respective dates. These declines are a function of the 1997 net loss with the impact on cash somewhat mitigated by the term loan of $250,000 (see Note 4) and depreciation and amortization.

The conversion during 1997 of all preferred stock outstanding at December 31, 1996 into common stock had no impact on cash and cash equivalents or working capital.

The Company does not project sufficient revenue to produce positive cash flow in the fourth quarter, nor does it expect that additional debt financing can be arranged in the near future to absorb the continuing cash drain through December 1997. Accordingly, the Company is aggressively pursuing a cost containment program which may include closing or curtailing some of its operations, at least temporarily. In addition, the Company is actively seeking buyers for certain assets as well as for certain of its operating segments.

Another offering of the Company's equity securities is a possible source of capital, but such a course of action would substantially dilute the interest of the Company's then stockholders.

No assurance can be given that the Company will succeed in raising cash to fund ongoing operations through sale of assets and/or equity securities. If the Company is unsuccessful in raising cash during the fourth quarter of 1997, it will not be able to continue operations.

PART II:  OTHER INFORMATION


Item 2. Changes in Securities

Recent Sales of Unregistered Securities

The following relates to all securities of the Company sold within the first nine months of 1997 which were not registered under the Securities Act of 1933.

                     Title of Security        Consideration         Exemption from              Terms of
 Date of Sale          & Number Sold             received        registration claimed    conversion / exercise
 ------------          -------------             --------        --------------------    ---------------------

2/6/97-5/12/97       170,000 shares of        Conversion of          Section 4(2)           75% of five day
                      Preferred Stock        Preferred Stock                             average closing bid
                      converted into                                                      price of share of
                    1,714,101 shares of                                                      common stock
                       common stock                                                      immediately prior to
                                                                                              conversion

   6/18/97         Warrants to purchase            None              Section 4(2)             Exercisable
                     150,000 shares of                                                     at $1.3125 through
                       Common Stock                                                             8/18/02

6/21/97-9/30/97     Warrants to purchase        Consulting           Section 4(2)            Exercisable at
                     130,000 shares of           Services                               prices of $1.00 - $2.00
                       Common Stock                                                               from
                                                                                           8/29/97 to 9/3/04

Item 4. Submission of Matter to a Vote of Security Holders

The Company held its annual meeting of stockholders on August 4, 1997. The only matter presented to the stockholders was the election of directors. The votes cast on this issue were as follows:


Name                                              For                 Against
-----------------------------------------------------------------------------

S. Steven Carl                                    6,256,376           87,000
Shelby A. Carl                                    6,256,376           87,000
Jerome H. Ludwig                                  6,256,376           87,000
Robert M. Leopold                                 6,256,376           87,000
Robert Spane                                      6,256,376           87,000
Salvatore DiMascio                                6,256,376           87,000

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K: None


Exhibits

Regulation S-B
Exhibit No.         Exhibit
---------------------------
(27)        Financial Data Schedule


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  H.E.R.C. PRODUCTS INCORPORATED
                                                  ------------------------------
                                                            (Registrant)


Date: November 13, 1997                           By:  /s/ S. Steven Carl
                                                     ---------------------
                                                      S. Steven Carl
                                                      Chief Executive Officer


                                                  By:  /s/ John P. Johnson
                                                     ---------------------
                                                      John P. Johnson
                                                      Chief Financial Officer
                                                                              12