Form 10KSB
period 1997-12-31
H E R C PRODUCTS INC
filed 1998-03-31
CIK 919010

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-KSB

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the Fiscal Year ended December 31, 1997

( )  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934:
     For the transition period from ________ to ________.


                         Commission File Number 1-13012

                         H.E.R.C. PRODUCTS INCORPORATED
                 (Name of small business issuer in its charter)

State of Incorporation or Organization: Delaware         IRS Employer Identification Number: 86-0570800

                          2202 W. Lone Cactus Drive #15
                           Phoenix, Arizona 85027-2621
                    (Address of principal executive offices)

                                 (602) 492-0336
                (Issuer's telephone number, including area code)

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

                                                    Name of each exchange
    Title of each class                             on which registered
    -------------------                             -------------------

    Common Stock, $.01 par value                    Boston Stock Exchange
                                                    Nasdaq SmallCap Market

    Securities registered pursuant to Section 12(g) of the Exchange Act: None

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $3,162,846.

At March 19, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was $2,261,316 based on the closing market price of the Common Stock on such date as reported by the Nasdaq Stock Market.

At March 18, 1998, there were 8,230,588 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes [  ]  No[X]

Documents Incorporated by Reference:  None

PART 1

Item 1.  Description of Business

General

         H.E.R.C. Products Incorporated (the "Company") manufactures consumer and other water treatment chemicals and provides water pipeline rehabilitation services. The Company markets its consumer products through wholesale and retail customers and directs its other products and services toward industrial, marine and municipal customers. During the fourth quarter of 1997, the Company determined that it would exit the agricultural business and commenced efforts to dispose of its wholly owned subsidiary, CCT Corporation, which manufactured and distributed proprietary agricultural products. Financial information on the Company's business segments is in Note 13 to the consolidated financial statements of the Company for the year ended December 31, 1997, located beginning at page F-1 of this Annual Report on Form 10-KSB. CCT is treated as a discontinued operation in the financial statements.

         Most of the Company's products depend upon its proprietary chemical technology, Eliminate, which was developed to respond to the disadvantages of current methods of treating water systems. Many of the chemicals used in treating water systems are corrosive and can cause scaling, and it is often difficult to achieve and maintain the correct combination of chemicals. To the extent that chemicals used in treating water systems are toxic, corrosive or non-biodegradable, they are considered to be pollutants, subjecting the water systems to expensive clean-up and regulatory compliance costs. Many water systems also require expensive monitoring.

         The Eliminate technology, combined with water, dissolves and prevents scaling and corrosion, suppresses the environment that supports biological growth and results in more efficient water utilization. The Eliminate chemistry keeps the dissolved components of scale and corrosion in solution even at highly concentrated levels and is non-fuming, non-abrasive and non-flammable. Many of the Company's Eliminate products are also certified biodegradable by Scientific Certification Systems, an independent certifying testing laboratory ("Green Cross"). The Eliminate-based products for the industrial market include Pipe
Klean and Well-Klean, which remove encrustations from water pumping and distribution systems, and certain other chemical compounds which are used with the Eliminate technology to clean cooling and other water treatment systems. These products are sold directly by the Company. The Company's consumer products include Eliminate Shower Tub & Tile Cleaner, Eliminate Evaporative Cooler Cleaner and Treatment (used to clean and maintain evaporative cooler systems) and Eliminate Toilet Bowl Cleaner, and are sold to the consumer market by a wholly-owned subsidiary of the Company, H.E.R.C. Consumer Products, Inc., an Arizona corporation ("HCPI").

         The Company was incorporated in Arizona in December 1986 and reincorporated in Delaware in 1994. The Company's executive offices, warehouse and manufacturing facility for certain of its Eliminate-based products are located in Phoenix, Arizona and its telephone number is (602) 492-0336.

         When used in the Form 10-KSB and in future filings by the Company with the Securities and Exchange Commission, the words or phrases "will likely result," "the Company expects," "will continue," "is anticipated," "estimated," "project," or "outlook" or similar expressions are intended to identify
"forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Included in the risks and uncertainties that may effect the Company are the possible need for continued market acceptance, the requirement to expand sales in all of its segments, the seasonality of sales of certain of its products and the need to develop additional cash resources. The Company has no obligation to release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Market Overview

         Eliminate Based Products

         Water is critical to many industries and uses, ranging from wells, waterlines, heating and air-conditioning and most industrial production processes. Water is a chemically active substance, and any surface which is regularly exposed to water is subject to corrosion by oxidation (such as rust). Since water is rarely pure, water exposed surfaces are also subject to scaling, which is the deposit of water-borne minerals. Scaling or corrosion will eventually lead to the plugging or fouling of the surface, pipe, pump, bathroom fixture, tiles, air conditioning system, or other water exposed surface. In addition, surfaces exposed to water are subject to biological activity.

         Current treatment methods of water containment systems (i.e. water tanks, piping, wells, etc.) include replacement, isolating and cleaning, or treating the water to reduce or cure the problem. This latter method, referred to in the industry as water systems treatment, is preferred because it reduces capital costs and system downtime.

         The Company estimates that in 1998 the annual U.S. Market for water systems treatment chemicals is in excess of $1.0 billion.

Products

         Industrial Products

         The Company's Industrial Products Group ("IPG") is actively engaged in the application of the Eliminate technology to provide unique products and services to its customers. The Company's Pipe-Klean and Well-Klean chemicals are used as core products in what are typically complex water systems operational enhancements, and as tools to revitalize/rehabilitate water systems with diminished capacities. The IPG Field Services Division provides turn-key application of all of the IPG technologies.

         Pipe-Klean and Well-Klean remove encrustation from pumps, screens, pipes and distribution lines in water pumping and distribution systems. The Company's products have been tested and certified to ANSI/NSF Standard 60 by National Sanitation Foundation ("NSF") for use as well cleaning and pipe cleaning aids in drinking water systems. ANSI/NSF Standard 60 was developed to establish minimum requirements for the control of potential adverse human health effects from products added directly to water for its treatment. The Company believes that these products offer distinct advantages over the acid washes which are generally used to clean water systems, since the acid can cause corrosion and can be deemed to be hazardous waste for disposal purposes. In addition, these products provide significant cost savings compared to other currently available alternatives such as replacing a water system or a portion of such system.

         The Company currently segments three markets for Pipe-Klean: marine, fire protection and municipal. The marine segment is primarily shipboard pipe systems for water and waste water. The initial development of business was produced from a response by the U.S. Coast Guard to a stock promotion radio program. In responding to the inquiry from the U.S. Coast Guard, the Company discovered a large market in the vacuum waste systems aboard most marine vessels. The system develops an evaporative scale in the pipes that requires cleaning approximately once per year.

         During 1997 the Company cleaned pipe systems on board eight U.S. Coast Guard and U.S. Navy vessels for aggregate revenue of $707,000. In September 1997, the Company received a five year contract from the U.S. Navy to clean pipe systems on board ships for annual billings ranging from a minimum of approximately $100,000 to an estimate of $1,200,000.

         The fire protection segment developed from a contact with a major airport in the Western United States. The fire sprinkler system inside the international terminal had become corroded to the point of serious operational concern. The Company cleaned segments of the system in February and March 1998. Because the Pipe-Klean process is safe and minimally disruptive, it is ideal for rehabilitation of the systems. Additional customers could be attracted to the Company's services since insurance premiums are impacted by system performance.

         Municipalities represent another market in which the Company can expand its existing business through its patented technologies. The Company's core patent covers the chemical cleaning of potable waterlines with acid, neutral or basic cleaning compositions that are ANSI/NSF Standard 60 certified.

         NSF is a non-profit organization that has been commissioned by the United States Environmental Protection Agency (EPA) to develop the drinking water and drinking water system standards for the United States. The standards that have been developed by NSF have been adopted legislatively in 36 states and are policy in 12 others. Virtually no product can be used in a drinking water system in the United States without NSF certification.

         The greatest and most common problem found in municipal water lines is tuberculation which is the development of chemical and biological corrosion inside the pipes to the point that the useful diameter of the pipe is severely restricted. It is not unusual to have a four inch mainline with only one inch of useful diameter remaining. Tuberculation may also cause colored water, bad odors or taste and increased chemical treatment and pumping costs.

         The Company's cleaning process addresses all but the potential post cleaning red water concerns. Because of this, the Company has developed a relationship with Calgon Corporation ("Calgon") to address post cleaning corrosion inhibition (passivation) concerns of any potential customer.

         The Company signed a joint marketing agreement in April 1997 with Calgon for the cleaning and passivation of potable water lines as well as the marketing of Well-Klean. The Company provides cleaning services and Calgon provides post cleaning water treatment chemicals as well as marketing support. Revenue from municipal contracts was $400,000 in 1997.

         Well-Klean is used to remove scale and corrosion in deep water wells. Over time the slotted casing that allows water to be lifted with pumps becomes clogged. Well-Klean was the first NSF certified product to rehabilitate water wells. Well-Klean sales were $109,000 in 1997.

         Consumer Products

         Eliminate Shower Tub & Tile Cleaner. Eliminate Shower Tub & Tile Cleaner is a cleaning solution designed to remove soap scum, hard water spots and body oils from shower doors, walls, bathtubs and sinks. It is sprayed on and rinsed off approximately a half hour later. It is not necessary to scrub or brush. Eliminate Shower Tub & Tile Cleaner is Green Cross certified as biodegradable, and it is the only such cleaner containing a fragrance which is also certified biodegradable. Eliminate Shower Tub & Tile Cleaner is packaged in four sizes: 16, 20 and 32 ounce spray bottles and gallon refill bottles. In 1997, approximately 56% of the Company's total revenue from continuing operations was derived from sales of Eliminate Shower Tub & Tile Cleaner.

         Eliminate Evaporative Cooler Treatment. Evaporative Cooler Cleaner and Evaporative Cooler Treatment are used to clean and maintain evaporative cooler systems which are used primarily in arid and semi-arid regions of the western and southwestern United States.

         Eliminate Toilet Bowl Cleaner. Eliminate Toilet Bowl Cleaner functions like Eliminate Shower Tub & Tile Cleaner for use in toilet bowls. It is effective as a cleaner for removing rust, hardwater deposits and waste build ups.

         Proposed Consumer Products. In order to expand its product lines, channels of distribution and classes of trade, the Company has developed additional products, including all-purpose cleaners, a carpet cleaning line, institutional products and a patented multi-purpose cleaner.


Marketing and Distribution

         Industrial Products

         The Company markets its products and services through its marketing and sales staff and independent distributors and sales representatives. During 1997, sales to the U.S. Navy represented 40% of total IPG sales.

         As discussed above, the Company has also entered into strategic relationships to market its products and service its customers.

         Consumer Products

         The Eliminate Shower Tub & Tile Cleaner is sold by HCPI primarily through large hardware and home improvement chains. During 1997, the Company sold $1,474,000 consumer products to The Home Depot, Inc., representing approximately 84% of consumer products sales.

         Advertising

         The Company advertises and publishes in selected industry publications and initiates direct mail pieces to specific groups of potential consumers of its various products. The Company also uses an "800" number in connection with its advertising, direct mail programs and order entry. The primary emphasis of the advertising is to promote awareness of the Company and its various products.

Competition

         Industrial Products

         Waterwell and waterline revitalization and rehabilitation are normally performed by regional contractors. There are no major companies that dominate this business. The largest company in the waterwell field is Layne, Inc. Chemicals used in cleaning water systems have generally been non-proprietary, readily available acids produced by such major chemical companies as DuPont, Dow Chemical Company, Hill Brothers Chemical Company and Vista Chemical Company. These companies are substantially larger and have far more extensive resources than the Company. To the extent that the Company seeks to sell its water system pipeline rehabilitation technology directly to end users, it may be perceived as competing with the regional contractors to which it might also seek to market its pipe rehabilitation products and technology. While they are not as large as the chemical producers, the contracting companies are still generally larger and more established in the industry than the Company.

         In addition, the Company expects that the companies with which it competes have the resources to develop, have developed, are developing, or may develop and market products directly competitive with the Company's technology. Current competitors or new market entrants could produce directly new or enhanced products with features that render the Company's products obsolete or less marketable. The Company's competitive success will depend on its ability to promote and to adapt to technological changes and advances in the water systems treatment industry.

         In the opinion of the Company's management, the Company's products and methods are superior to other water system treatment chemicals because they are easier to use, less expensive and are less harmful to the environment. The Company competes principally on the basis of these qualities and by securing strategic relationships with established companies. The Company has patent protection for certain of its technologies and is seeking to expand patent protection by making new applications with respect to its Eliminate products and technology in order to provide a diverse product base.

Consumer Products

         The markets for HCPI's products are highly competitive. HCPI competes with numerous well-established chemical and consumer products companies, that have financial, marketing, personnel and other resources which substantially exceed those of HCPI. In addition, many competitors are large companies (e.g. Johnson Wax, Zepp/Enforcer) that have established name recognition of their product, have established distribution networks for their products and have developed consumer loyalty to such products. HCPI will attempt to increase sales in 1998 through additional retail outlets and other channels of distribution such as catalog and club store sales.

Manufacturing and Supplies

         Certain of the Company's industrial products based upon the Eliminate technology are formulated and packaged at its plant in Phoenix, Arizona. The balance of these products and all of the Company's consumer products are manufactured and packaged for it by third party manufacturers located in Chandler, Arizona and Winterhaven, Florida, using formulations provided by the Company. The Company generally does not maintain long-term supply agreements with its suppliers and purchases raw materials pursuant to purchase orders or short-term contracts in the ordinary course of business. The Company believes that the raw materials and other supplies are readily available from a variety of sources and that there are numerous companies available to formulate and package its products.

Patent and Trademark Protection

         The Company has a United States patent for the use of its Pipe-Klean technology in the cleaning of potable water distribution systems and a United States patent on the mobile recirculation units employed in the pipe cleaning process. The Company has also received a Notice of Allowance for its basic pipe cleaning patent for the association of European countries and can obtain patents throughout Europe in 1998. Additionally, the Company has received a Notice of Allowance on its U.S. Patent application for "Pipe Cleaning and In-Line Treatment of Spent Pipe Cleaning Solution", an improvement on the basic pipe cleaning technology. There are also three other U.S. Patents pending on improvements and application of the basic technology.

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

         In the event that the Company's products infringe patent or proprietary rights of others, the Company may be required to modify its processes or obtain a license. There can be no assurance that the Company would be able to do so in a timely manner, upon acceptable terms and conditions or at all. The failure to do so could have a material adverse effect on the Company. In addition, there can be no assurance that the Company will have the financial or other resources necessary to defend a patent or proprietary rights action. Moreover, if any of the Company's products infringe patents or proprietary rights of others, the Company under certain circumstances could become liable for damages which could have a material adverse effect on the Company.

         The Company has obtained certification for its Pipe-Klean, Pipe-Klean Preblend, Acid Klean, Pipe-Klean Concentrate, and Pipe-Klean Neutralizer products as "pipe cleaning aids" under ANSI/NSF Standard 60 from NSF for use in potable water distribution systems. Also, the Company has obtained ANSI/NSF Standard 60 certification for their Well-Klean II Concentrate and Well-Klean Preblend products as "well cleaning aids" for potable water wells.

         Eliminate(R),     Clean    Sweep(R),    h.e.r.c.(R),     Well-Klean(R),
Pipe-Klean(R), and Line-out(R) are registered trademarks of the Company. The Company also has Eliminate Man(C) registered as a copyright.

         The Company relies on proprietary know-how and confidential information and employs various methods to protect the processes, concepts, ideas and documentation associated with its technology. However, such methods may not afford complete protection, and there can be no assurance that others will not independently develop such processes, concepts, ideas and documentation. Although the Company requires all of its employees to sign confidentiality agreements, there can be no assurance that the Company will be able to protect its trade secrets or that other companies will not acquire information that the Company considers to be proprietary. Moreover, there can be no assurance that other companies will not independently develop know-how comparable to or superior to that of the Company.

Government Regulation

         Water  pollution  is  a  major  focus  of  federal,   state  and  local
environment protection laws and regulations. The discharge from water systems treatment is subject to these laws and regulation. The water system treatment chemicals industry and the Company's operations are subject to extensive and significant regulation by federal, state and local governmental authorities. Some of such regulation is extensive and may from time to time have a significant impact on the Company's operations. The NSF has indicated that Pipe-Klean and Well-Klean comply with the standards for chemicals which can be used in cleaning drinking water systems. In addition, many of the Company's products are Green Cross certified as biodegradable. Products are biodegradable if they can be broken down into carbon dioxide, water and minerals without harmful effects to the environment.

         Some of the Company's products require the use of a chemical that is classified under applicable laws as a corrosive chemical and substance. There can be no assurance that the Company will not incur environmental liability arising out of the use of corrosive substances. To date, the Company does not believe that it has incurred any such liability. The Company does not maintain insurance to compensate it for any liabilities it may incur if it were to violate environmental laws or regulations. The use of certain chemicals contained in the Company's products is subject to frequently changing federal, state and local laws and substantial regulation under these laws by governmental agencies, including the EPA, the Occupational Health and Safety Administration, various state agencies and county and local authorities acting in conjunction with federal and state authorities. Among other matters, these regulatory bodies impose requirements to control air, soil and water pollution, to protect against occupational exposure to such chemicals, including health and safety risks, and to require notification of the storage, use and release of certain corrosive chemicals and substances.

         The Company believes that it is in substantial compliance with all material federal, state and local laws and regulations governing its business operations and has obtained all material licenses, authorizations, approvals, orders, certificates and permits required for the operation of its business. There can be no assurance that the Company in the future will be able to comply with current or future government regulations in every jurisdiction in which it will conduct its business operations without substantial sanctions, including restrictions on its business operations, monetary liability and criminal sanctions, any of which could have a material adverse effect upon the Company's business.

         Advertising relating to the Company's products is subject to the review of the Federal Trade Commission and state agencies, pursuant to their general authority to monitor and prevent unfair or deceptive trade practices. In addition, the Consumer Products Safety Commission regulates the labeling of the Company's products.


Research and Development

         The Company estimates that it spent fifty thousand dollars on research and development activities during 1997.


Employees

         As of February 20, 1998, the Company had 29 employees of which 19 are full time. Three (3) are officers, sixteen (16) are engaged in field operations and production, eight (8) are in administration, and two (2) are in marketing and sales. Some of the field employees are part time. None of the Company's employees is represented by labor unions or covered by a collective bargaining agreement. The Company believes that its relationship with its employees is satisfactory.

Seasonality

         Sales of Pipe-Klean and Well-Klean products are seasonal in those parts of the United States in the snow belt. Seasonal sales can result in uneven cash flow for the Company which may require the Company to obtain and maintain short-term financing arrangements. In the event such financing arrangements are not available or, once acquired, cease to be available, the Company's operations and financial condition could be materially adversely affected.

Item 2.  Description of Property

         The Company leases 15,700 and 5,530 square feet of office and warehouse facilities in Phoenix, Arizona and Portsmouth, Virginia, respectively. The Phoenix location is under an operating lease which expires on July 31, 2001 and provides for monthly payments escalating from $8,796 to $10,053 over the term of the lease. The Portsmouth facility is under an operating lease expiring December 31, 1998, with an option to extend the lease for three (3) additional years to December 31, 2001. The lease provides for monthly payments escalating from $2,225 to $2,640 over the term of the lease, including the extension term.

         The Company has no policy regarding investments in real estate, real estate mortgages, or securities of persons primarily engaged in real estate activities. However, the Company currently holds no such investments.

Item 3.  Legal Proceedings

         On December 19, 1997, in the Commonwealth Court in the state of Virginia, a former employee of the Company filed a civil claim, thereafter removed to the federal District Court of Virginia, alleging breach of an employment contract action for sales commissions and seeking monetary damages of $33,355 and anticipatory damages. The Company has substantially denied liability for the claim and filed a counterclaim alleging conversion and indemnity seeking monetary damages of $5,088.

         On January 22, 1998, Resource Technology Group, Inc. filed for arbitration with the American Arbitration Association of Arizona under a license agreement with the Company for the transfer and use of the Company's patented technology, claiming breach of contract and misrepresentation and seeking monetary damages of $200,000. The Company denied the claim and filed a counterclaim for failure of performance seeking damages of not less than $50,000.

         On March 3, 1998, Bibeau Water System Reclamation, Inc. filed in the Superior Court of Arizona a civil action claiming breaches of contract and warranty, and alleging misrepresentation concerning a technology license agreement with the Company similar to that of Resource Technology Group, Inc., seeking damages in the amount of $200,000. The Company intends to vigorously contest the complaint and to pursue meritorious counterclaims.

         Although the  resolution of these matters is not known,  management and its legal counsel believe the Company has meritorious defenses and counterclaims, and believes the outcome will have no material effect on the Company's operating results and financial position.


Item 4.  Submission of Matters to a Vote of  Security Holders

         No matters were submitted to a vote of the Company's security holders through solicitation of proxies or otherwise during the fourth quarter of the year ended December 31, 1997.

Part II

Item 5.  Market for Common Equity and Related Stockholder Matters

Trading Markets

         The Company's Common Stock is listed on the Nasdaq SmallCap Market and on the Boston Stock Exchange under the symbols "HERC" and "HER", respectively. The Nasdaq SmallCap Market is the principal market for the Company's Common Stock.

         The following table sets forth the high and low sale prices of the Company's Common Stock as quoted by Nasdaq for the periods indicated. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

1996                                                 High               Low
----                                                 ----               ---

First Quarter                                      $   1.813         $   0.625
Second Quarter                                         2.125             0.750
Third Quarter                                          2.906             1.188
Fourth Quarter                                         3.125             1.500


1997                                                 High               Low
----                                                 ----               ---
First Quarter                                      $   2.500         $   1.250
Second Quarter                                         1.875             1.188
Third Quarter                                          1.719             0.969
Fourth Quarter                                         1.156             0.250


         On March 19, 1998 the last reported bid price for the Common Stock as quoted by Nasdaq was $0.3125.

Holders

         As of March 20, 1998, there were 74 record holders of the Company's Common Stock. The Company believes that as of such date there were approximately 1,575 beneficial holders of the Common Stock.

Dividends

         To date, the Company has not paid any cash dividends on its Common Stock, and it does not anticipate paying any cash dividends in the foreseeable future. Until such time as the Company's term loan is repaid, the Company may not pay any dividends or make any other distributions with respect to its capital stock without the consent of the lender.

Recent Sales or Grants of Unregistered Securities

The following relates to all securities of the Company sold or granted within the last fiscal year which were not registered under the Securities Act of 1933.

                                                     Consideration received
                                                       and description of      Exemption      Terms of
Date of        Title of              Amount           underwriting or other      from        conversion
 grant         security                                discounts to market   registration        or
                                                        price afforded to       claimed       exercise
                                                           purchasers
-----------------------------------------------------------------------------------------------------------

/6/97 -    Preferred Stock      170,000 shares of         Conversion of         Section    75% of five day
5/12/97     converted into       Preferred Stock         Preferred Stock         4(2)      average closing
             Common Stock        converted into                                              bid price of
                             1,714,101 Common Stock                                        share of Common
                                                                                                Stock
                                                                                             immediately
                                                                                               prior to
                                                                                              conversion

6/18/97      Warrants to             150,000                  None              Section     Exercisable at
           purchase Common                                                       4(2)       $1.312 through
                Stock                                                                          8/18/02

6/21/97 -    Warrants to             130,000               Consulting           Section     Exercisable at
9/30/97    purchase Common                                  Services             4(2)         prices of
                Stock                                                                        $1.00-$2.00
                                                                                               through
                                                                                              to 9/3/04

9/15/97      Warrants to             125,000              Grant of loan         Section     Exercisable at
           purchase Common                                                       4(2)         prices of
                Stock                                                                        $1.18-$1.47
                                                                                             from 9/1/98
                                                                                              to 8/31/03

Item 6: Management's Discussion and Analysis of Financial Condition and Results of Operations

         When used in the Form 10-KSB and in future filings by the Company with the Securities and Exchange Commission, the words or phrases "will likely result," "the Company expects," "will continue," "is anticipated," "estimated," "project," or "outlook" or similar expressions are intended to identify
"forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Included in the risks and uncertainties that may effect the Company are the possible need for continued market acceptance, the requirement to expand sales in all of its segments, the seasonality of sales of certain of its products and the need to develop additional cash resources. The Company has no obligation to release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Results of Operations

1997 Compared with 1996

         CCT  results  are not  included in the  following  discussion  as these
results  are  accounted  for  as  a  discontinued   operation  (see  Note  3  to
accompanying financial statements).

         Sales from continuing operations for the year ended December 31, 1997 were $3,163,000 compared to $1,224,000 in 1996. Consolidation of H.E.R.C. Consumer Products for the full year in 1997 (vs. only the final six months in 1996 - see Note 4 to accompanying financial statements) and higher Industrial revenue from additional municipal and marine projects accounted for the increase.

         Consumer product sales in 1997 were $1,758,000 of which $1,008,000 occurred during the six months ended June 30, 1997. The increase of $103,000 over full year sales of $1,655,000 in 1996 is attributed to wider distribution of Eliminate Shower Tub & Tile Cleaner offset somewhat by certain product allowances granted during the first quarter of 1997. Shipments of Eliminate Shower Tub & Tile Cleaner accounted for 98% of Consumer Products revenue in 1997; aggregate shipments to The Home Depot, Inc. accounted for 84% of such revenues.

         Industrial sales in 1997 were $1,405,000 compared with $330,000 in 1996. Marine Ship Board Pipe Line Chemical Cleaning contracts accounted for $707,000 in 1997 of which $562,000 was realized from work for the U.S. Navy. In September 1997 the Company signed a five year contract with the U.S. Navy for cleaning projects with annual revenue ranging from a minimum of approximately $100,000 to an estimate of $1,200,000. Pipe rehabilitation services through both chemical and mechanical cleaning produced $400,000 in revenues in 1997 compared with $87,000 in 1996.

         Consolidated gross margins were 24% in 1997 and 9% in 1996. Despite product allowances on certain first quarter shipments, consumer product margins improved to 27% for the year 1997 from 22% for the six months ended December 31, 1996 when the Company absorbed certain one time product and freight costs associated with inventory acquired from Conair (see Note 4 to accompanying financial statements). Industrial gross margin of 21% was depressed because of staging costs in September 1997 for the Navy contract and cost overruns on two municipal projects during the second quarter when the Company encountered weather delays and other unanticipated interruptions. However, the 1997 margin improved over a negative 18% in 1996 when the Company incurred start up costs associated with initial pipeline rehabilitation projects and wrote down certain equipment used in the water system treatment process.

         Although gross profit increased from $105,000 in 1996 to $758,000 in 1997, loss from continuing operations was $2,628,000 compared to $2,102,000 in 1996, primarily because of an increase of $1,179,000 in aggregate selling, general and administrative expenses. Consolidation of Consumer Products and write down of certain unamoritized patent costs (see Note 1 to accompanying financial statements) accounted for $312,000 and $276,000 of the increase, respectively. The balance is attributable to additional selling and other personnel related support costs, professional services (including consideration of warrants to acquire the Company's Common Stock) and an expenditure for technological development. Increases in these costs were somewhat mitigated by the Company's cost containment efforts which began to take effect during the third quarter of 1997.

Liquidity and Capital Resources

         Cash and cash equivalents were $1,370,000 at December 31, 1996 and $135,000 at December 31, 1997 while working capital was $1,926,000 and a deficit of $834,000 at those respective dates. Cash and working capital at December 31, 1996 are a function of the private equity offering of Preferred Stock in December 1996 (see Note 10 to accompanying financial statements). The decline in cash and working capital during 1997 is a function of the loss from continuing operations with the impact on cash somewhat mitigated by depreciation and amortization, the term loan of $250,000 and factoring arrangement described in
Note 8 to accompanying financial statements.

         As of December 31, 1997 and March 27, 1998, the Company is not in compliance with certain covenants pertaining to the term loan. However, all payments required to service the debt have been made on a timely basis and the lender has taken no action to accelerate repayment of principal.

         The conversion during 1997 of all Preferred Stock outstanding at December 31, 1996 into Common Stock had no impact on cash and cash equivalents or working capital.

         For the two months ended February 28, 1998, the Company sustained a cash drain of approximately $70,000. To continue as a going concern, the Company must achieve consistently profitable operations during the second quarter of 1998 and generate adequate financial resources. The Company continues to seek buyers for certain assets as well as for certain of its businesses (see Note 3 to accompanying financial statements). Also, cash outlays for ongoing operating expenses have been reduced through the Company's cost containment program.

         The Company does not consider additional debt financing a realistic possibility in the near future. Another offering of the Company's equity securities is a possible source of capital but would substantially dilute the interest of the Company's existing stockholders. Further, the success of any additional equity offering could be adversely impacted if the Company's Common Stock is delisted by the Nasdaq. As of March 27, 1998, the Company is not in compliance with Nasdaq Standards required to maintain listing.

         In the event future cash resources are not realized through additional asset sales, operating results or other sources, the Company will not be able to continue as a going concern.

Other Matters

         The Company has received notification from its provider of financial and accounting software that such software is structured to accommodate the year 2000 and beyond.

         In June 1997, SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," were issued. No. 130 specifies presentation of comprehensive income and its components; No. 131 requires certain additional information on operating segments, products and services, geographic areas and major customers. Implementation of both statements, which are effective for 1998 and future years, will have no material impact on the Company's financial statements.

Item 7.   Financial Statements

         See Index To Financial Statements on F-1 attached hereto.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
          Not Applicable

Part III.

Item 9. Directors, Executive Officers, Promoters and Control Persons; compliance with Section 16(a) of the Exchange Act

Name                       Age                      Position
----                       ---                      --------

S. Steven Carl             40              Chairman of  the Board of  Directors,
                                           Chief Executive Officer and President

Kristi A. Cordray          32              Vice President of Administration

John P. Johnson            56              Chief Financial Officer

Salvatore DiMascio         58              Director

Robert M. Leopold          72              Director

Dr. Jerome H. Ludwig       65              Director

Robert J. Spane            57              Director

S. Steven Carl has been the Chief Executive Officer and a Director of the Company since August 1995 and was President of the Company from August 1995 to February 28, 1996. Effective February 28, 1996, Mr. Carl became Chairman of the Board and resigned as President of the Company. Mr. Carl was re-appointed President in May 1997. From May 1992 to August 1995, Mr. Carl was the President and Chief Executive Officer of CCT Corporation ("CCT"), a wholly owned subsidiary of the Company acquired in May 1995.

Kristi A. Cordray has been Vice President of Administration since May 1996. She was also named General Manager of HERC Consumer Products, Inc. in June 1997. Ms. Cordray joined the Company in December 1991 and has held positions as Director of Operations, Marketing Manager and Purchasing Manager.

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

Salvatore DiMascio has been a Director of the Company since September 3, 1996. Since 1986, Mr. DiMascio has been President of DiMascio Venture Management, a management and investment consulting firm. From June 1994 to June 1997, Mr. DiMascio was Executive Vice President and Chief Financial Officer of Anchor Gaming, a public company. Among other executive level positions held during his 30 year career, Mr. DiMascio was Senior Vice President and Chief Financial Officer of Conair Corporation. In addition, he has experience in industrial products manufacturing, distribution and other service industries. Mr. DiMascio is currently a Director of U.S. Communications Inc. and Fotoball USA, both public companies. Mr. DiMascio is a Certified Public Accountant.

Robert M. Leopold has been a Director of the Company since June 5, 1996. Mr. Leopold has been the President of Huguenot Associates, a financial and business consulting firms since 1977, and the Chairman of the Board of International Asset Management Group, Inc. since 1983. During 1997, Huguenot Associates was a consultant to the Company. From June 1982 to December 1990, Mr. Leopold held various positions with Insituform of North America, Inc., including Vice Chairman (1982-1986), Chief Executive Officer (1986-1989), Chairman (1986-1987) and Advisor to the Chairman (1989-1990). Mr. Leopold was also a director of Insituform Mid-America, Inc. Mr.

Leopold is a Director of Infodata Systems, Inc., Dental Services of America and Standard Security Life Insurance Company of New York, a wholly-owned subsidiary of Independence Holding Company.

Dr. Jerome Ludwig has been a Director of the Company since June 1993. He retired in September 1997 as Executive Vice President and Secretary of the Company to which positions he was elected in June 1993. Dr. Ludwig continues as a consultant to the Company. For more than five years prior to 1993, he served as a scientific consultant to the Company and also was engaged as an independent business broker. Dr. Ludwig has spent over 40 years in marketing and product development in the chemical, plastics and pharmaceutical industries and holds 17 United States patents.

Vice Admiral Robert J. Spane USN (Ret.) has been a Director of the Company since May 1997. He has been Chairman, Chief Executive Officer and President of Vanguard Airlines since 1997. Mr. Spane served in the U.S. Navy for 35 years, where his last position was Commander, Naval Air Force Pacific. He was responsible for all the finances, training, logistics and the material condition of all aircraft carriers, aircraft and naval air stations in the Pacific. Mr. Spane retired from the Navy in February 1996 and is a 1962 graduate of the U.S. Naval Academy. Mr. Spane is a director of Kangward Airlines and Air South Corporation.

         Directors are elected to serve until the next annual meeting of stockholders of the Company or until their successors are qualified and elected. Officers serve at the discretion of the Board of Directors subject to any contracts of employment.

         The Board of Directors has established an Audit Committee and a Compensation Committee.

         The Audit Committee, currently comprised of Messrs. DiMascio, Leopold, and Spane, has been formed to: (i) recommend annually to the Board of Directors the appointment of the independent auditors of the Company; (ii) review with the independent auditors the scope of the annual audit and review their final report relating thereto; (iii) review with the independent auditors overall accounting practices, policies, and accounting and financial controls of the Company; (iv) be available to the independent auditors during the year for consultation and
(v) review related party transactions by the Company on an ongoing basis and review potential conflicts of interest situations where appropriate. The Audit Committee held three meetings during the year ended December 31, 1997.

         The Compensation Committee, currently comprised of Messrs. Carl, DiMascio, Spane and Leopold, has been formed to review overall executive compensation and review the Company's employee benefit plans. The Compensation Committee held two meetings during the year ended December 31, 1997.

         The Company is obligated through May 1999, if so requested by Whale Securities Co., L.P. ("Whale"), the underwriter of its initial public offering in May 1994, to nominate and use its best efforts to elect Whale's designee as a director of the Company, or at Whale's option, as a non-voting advisor to the Board. Whale has not exercised its right to designate such a person.

         The Company is obligated through April 2001, if so requested by GKN Securities Corporation ("GKN"), the placement agent of its April 1996 private placement, to nominate and use its best efforts to elect GKN's designee as a director of the Company or, at GKN's option, as a non-voting adviser to the Board of Directors. GKN has not exercised its right to designate such a person.

         The Company is obligated , if so requested by Inter Equity Partners, LLP ("Inter Equity"), to nominate and use its best offers to elect Inter Equity's designee as a director of the Company. Alternatively, Inter Equity, which has an outstanding term loan to the Company, may send an observer to the Company's Board meetings. Inter Equity, which has not designated such people, may exercise its right until such time as the loan is prepaid or matures in 2002.

         The Board held four meetings during the year ended December 31, 1997.

Compliance With Section 16(a) of the Exchange Act

         Section 16(a) of the Securities Exchanges Act of 1934, as amended, requires the Company's directors and officers and persons who beneficially own more than ten percent of the Company's Common Stock to file with the Securities and Exchange Commission ("SEC"), the Nasdaq SmallCap Market and the Boston Stock Exchange initial reports of ownership of Common Stock in the Company. Officers, directors and greater-than-ten percent of shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they filed. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representation that no other reports were required, during the year ended December 31, 1997, such persons complied with all Section 16(a) filing requirements.

Item 10.  Executive Compensation

         Set forth in the following table is information as to the salary paid or accrued to each officer and director receiving compensation of at least $100,000, and the Chief Executive Officer, (collectively, the "Named Executive Officers") for the three years ended December 31, 1997.

Name & Principal Position                                  Year       Salary
--------------------------------------------------------------------------------

S. Steven Carl             Chairman of the Board,          1997        $100,100
                           Chief Executive Officer         1996        $115,500
                           and Director (1)                1995        $ 74,690

Gary S. Glatter            President,                      1997        $191,160
                           Chief Operating Officer and     1996        $152,000
                           Treasurer  (2) (3)              1995        $143,000

(1)  Mr. Carl has served as the Chief Executive Officer since August 1995.
(2) Mr. Glatter served as Chief Operating Officer from August 1996 until December 31, 1996.
(3) In addition, Mr. Glatter served as President from January 1997 until March 1997, at which time he resigned and the Company bought out his employment agreement.

Employment Agreements

         CCT Corporation has an employment contract with Mr. S. Steven Carl which expires May 1, 1999 and provides for an annual base salary of $135,000 per year, commencing January 1, 1998. CCT also has an employment contract with Mr. Gilbert Crowell which expires May 1, 1999 and provides for an annual base salary of $100,000 commencing January 1, 1998. Both agreements include confidentiality and non-disclosure provisions.

Stock Option Plans

         In 1993, the Board of Directors of the Company adopted a Stock Option Plan ("1993 Plan") pursuant to which 350,000 shares of Common Stock were reserved for issuance to key employees, including officers. Key employees are persons whose efforts, knowledge and expertise are integral to the operations and success of the Company. The 1993 Plan is administered by the Board of Directors, but the Board of Directors may appoint a committee to act on its behalf. Such options can be incentive stock options ("ISOs") within the meaning of the Internal Revenue Code of 1986, as amended, or options not qualifying as ISOs ("Non-qualified options"). The exercise price of any ISO cannot be less than 100% of the fair market value per share of Common Stock on the date of grant (110% of such fair market value if the grantee owns stock possessing more than 10% of the combined voting power of all classes of the Company's stock). No options may be granted after the year 2003. As of February 18, 1998, the Company had issued under the 1993 Plan 290,000 ISO's, exercisable at prices ranging from $1.00 to $5.00 per share.

         In 1996, the Board of Directors of the Company adopted the 1996 Equity Performance Plan ("1996 Plan") pursuant to which 1,000,000 shares of Common Stock were reserved for issuance to key employees, officers, directors and consultants of the Company and its subsidiaries, as both ISOs and non-qualified options and other equity based awards. Holders of these awards are persons whose efforts, knowledge and expertise are integral to the operations and success of the Company. The 1996 Plan is administered by the Board of Directors, but the Board of Directors may appoint a committee to act on its behalf. The exercise price of any ISO cannot be less than 100% of the fair market value per share of Common Stock on the last trading day before the date of grant (110% of such fair market value if the grantee owns stock possessing more than 10% of the total combined voting power of all classes of the Company's stock). The exercise price of a Non-qualified Option may not be less than 100% of the fair market value on the last trading day before the date of grant. No ISOs may be granted after the year 2006. As of February 18, 1998 the Company had issued options under the 1996 Plan to acquire 475,400 shares of Common Stock, exercisable at prices ranging from $1.00 to $2.50 per share, 405,400 of which were ISO's and 70,000 of which were non-qualified options.

Other Options and Warrants

         In addition to the options under the 1993 Plan and the 1996 Plan, the Company currently has outstanding the following options and warrants: (i) warrants to purchase 85,000 shares of Common Stock at $3.00 per share issued to Perrin, Holden & Davenport Capital Corporation in connection with its private placement in December 1996, (ii) warrants to purchase an aggregate of 3,214,902 shares of Common Stock at $2.00 per share issued to investors in the April 1996 private placement, (iii) an option to purchase 171,490 units, each unit consisting of one share of Common Stock and one warrant to purchase one share of Common Stock at $2.00 per share, issued to GKN and its designees in connection with the private placement in April 1996, (iv) warrants issued to original insiders and a consultant to purchase an aggregate of 100,000 shares of Common Stock at $5.00 per share, (v) warrants to purchase an aggregate of 130,000 shares of Common

Stock at $6.50 per  share  issued to Whale,  the  underwriter  of the  Company's initial public offering, (vi) warrants issued to original bridge financing investors and consultants to purchase 684,000 shares of Common Stock at prices ranging from $1.06 to $2.75 per share, (vii) other options issued to employees and a former director to purchase 556,000 shares of Common Stock at prices ranging from $1.00 to $4.00 per share, (viii) warrants to purchase 300,000 shares of Common Stock at prices ranging from $1.31 to $2.00 per share, issued to GKN and its designees in connection with the exercise of 150,000 units in June 1997 and (ix) warrants to purchase 125,000 shares of Common Stock at prices ranging from $1.18 to $1.47 issued to InterEquity in connection with the term loan in September 1997. All of the foregoing securities are exercisable into an aggregate of 6,303,282 shares of Common Stock.

The following charts set forth certain information with respect to options granted to the Named Executive Officers:

Options Granted in Last Fiscal Year

                                      % of Total Options
                        Options      Granted to Employees                      Date    Expiration
Name                    Granted         in Fiscal Year       Exercise Price   Vested       Date
-------------------------------------------------------------------------------------------------
S. Steven Carl           12,500             1%                   $1.00         1997        2001
                         12,500             1%                   $1.00         1997        2002
                         12,500             1%                   $1.00         1998        2003
                         12,500             1%                   $1.00         1999        2004
                         20,000             2%                   $1.00         1997        2002
                         20,000             2%                   $1.00         1998        2002
                         20,000             2%                   $1.00         1999        2002
                         20,000             2%                   $1.00         2000        2002
                         20,000             2%                   $1.00         2001        2002


Gary S. Glatter         150,000            14%                   $1.75         1997        2003
                        100,000            10%                   $1.75         1997        2005

Aggregate Year-End Option Values

                           Number of Unexercised Options           Value of Unexercised in-the-money
                              at December 31, 1997                   Options at December 31, 1997
                              --------------------                   ----------------------------
Name                       Exercisable  Unexercisable               Exercisable        Unexercisable
-----------------------------------------------------------------------------------------------------
Gary S. Glatter               250,000        -0-                        0 (1)              0 (1)

S. Steven Carl                 45,000      105,000                      0 (1)              0 (1)

(1) The market value at December 31, 1997 of the Common Stock underlying the options was $0.34 per share. The options are exercisable at prices of $1.00 or more.

Item 11.   Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth as of March 18, 1998 certain information regarding the beneficial ownership of shares of Common Stock by (i) each person who is known by the Company to beneficially own 5% or more of the outstanding shares of Common Stock; (ii) each of the Company's directors; and
(iii) all executive officers and directors of the Company as a group.

Name and Address of  Beneficial Owner             Amount and Nature        Percentage of Outstanding
                                                    of Beneficial              Common Stock Owned
                                                     Ownership (1)               Beneficially

S. Steven Carl (2)(3)                                   874,851                       10.1

Shelby A. Carl (2)(4)                                   743,653                        8.8

Norman H. Pessin (2)                                    422,500                        5.1

Gary S. Glatter (2)(5)                                  250,000                        2.9

Jerome H. Ludwig (2)(6)                                 151,581                        1.8

Robert M. Leopold (2)(7)                                 36,000                          *

Salvatore T. DiMascio (2)(8)                             10,000                          *

Robert J. Spane (2)(9)                                        -                          8

All executive officers and directors                  2,107,585                       22.6
as a group (10) (ten persons)


*        Less than 1.

(1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from March 18, 1998 upon the exercise of options and warrants or conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within 60 days from March 18, 1998 have been exercised or converted. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned.

(2)      The address  for  Messrs.  S.  Steven  Carl,  Shelby A. Carl,  Glatter,
         Leopold, Spane, Ludwig and DiMascio is c/o H.E.R.C. Products, Incorporated, 2202 W. Lone Cactus Drive #15, Phoenix, Arizona 85027. The address for Norman H. Pessin is c/o Neuberger & Berman, LLC, 605 Third Avenue, New York, NY 10158.

(3) Includes 410,442 shares issuable pursuant to immediately exercisable options and warrants. Excludes 92,500 shares issuable on options which become exercisable in the future.

(4) Includes (i) 186,771 shares issuable pursuant to immediately exercisable options and warrants, (ii) 288,553 shares owned of record by the Shelby A. Carl Trust, the trustee of which is Mr. Shelby A. Carl for the benefit of his wife, Mrs. Margaret Carl, (iii) 5,623 shares owned of record by Shelby A. Carl IRA for the benefit of Mr. Shelby A. Carl and (iv) 29,412 shares owned of record and 29,412 shares issuable upon exercise of immediately exercisable warrants owned by Margaret Carl Sep IRA for the benefit of Margaret Carl, the wife of Mr. Shelby
         A. Carl. Excludes 20,000 shares issuable on options which become exercisable in the future.

(5)      Shares issuable pursuant to immediately exercisable options.

(6) Includes 150,083 shares issuable pursuant to immediately exercisable options and warrants. Excludes 20,000 shares issuable on warrants which become exercisable in the future.

(7) Includes 35,000 shares issuable pursuant to immediately exercisable options and warrants. Excludes 10,000 shares issuable on options which become exercisable in the future.

(8)      Shares  issuable  pursuant  to  immediately   exercisable  options  and
         warrants. Excludes 10,000 shares issuable on options which become exercisable in the future.

(9) Excludes 10,000 shares issuable on options which become exercisable in the future.

(10)     Includes  shares  referred to as being included in notes (3), (4), (5),
         (6), (7) and (8) and 41,500 shares issuable pursuant to immediately exercisable options. Excludes shares referred to as being excluded in note (3), (4), (5), (6), (7), (8) and (9) and 38,500 shares issuable on options which become exercisable in the future.

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

Item 13.  Exhibits and Reports on form 8-K

(a) Exhibits

                                                                                           Sequential
Exhibit No:                         Exhibit                                                Page Number
-----------                         -------                                                -----------

(3) (1) Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company's Registration
         Statement (No. 33-75166).

(3) (2) By-Laws of the Company, filed as Exhibit 3.2 to the Company's Registration Statement (No. 33-75166).

(3) (3) Certificate of Designations, Preferences and Other Rights and Qualifications of the Class A Preferred Stock, as amended, filed as Exhibit 99.1 to Form 8-K dated December 17, 1996.

(4) (1)  Specimen of Common Stock certificate, (reference also made to exhibit
         3.1 and 3.2), filed as Exhibit 4.1 to the Company's Registration
         Statement (No. 33-75166).

(4) (2)  Form of Underwriter's Warrant Agreement and Warrant
         Certificate, filed as Exhibit 4.2 to the Company's Registration Statement
         (No. 33-75166).

(4) (3) Form of Subscription Agreement between the Company and purchasers of the Series A Preferred Stock, filed as Exhibit 4.1 of Form 8-K dated December 17, 1996.

(4) (4)  Form of Warrant Agreement issued to Perrin, Holden &
         Davenport Capital Corporation dated December 17, 1996, filed as
         Exhibit 4.2 of Form 8-K dated December 17, 1996.

(4) (5)  Form of Agency Agreement between the Company and Perrin, Holden
         & Davenport Capital Corporation dated as of November 15, 1996, as amended, filed as Exhibit 4.3 of Form 8-K dated December 17, 1996.

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

(10)(10) Form of Warrant Agreement issued to investors on April 3, 1996, filed as Exhibit 10.10 to the Company's Annual Report on Form
         10K-SB for the fiscal year ended December 31, 1995

(10)(11) Form of Subscription Agreement between the Company and investors dated April 3, 1996, filed as Exhibit 10.11 to the Company's
         Annual Report on Form 10K-SB for the fiscal year ended December 31, 1995

(10)(12) Employment Agreement between CCT Corporation, a wholly-owned subsidiary of the Company, and S. Steven Carl dated
         May 1, 1995, filed as Exhibit 10.1 to the Company's Form 10-QSB for the quarter ended March 31, 1995.

(10)(13) Employment Agreement between CCT Corporation, a wholly-owned subsidiary of the Company, and Gilbert Crowell dated
         May 1, 1995, filed as Exhibit 10.2 to the Company's Form 10-QSB for the quarter ended March 31, 1995.

(10)(14) 1996 Performance Equity Plan, filed as Annex A to the Company's
         Proxy Statement dated June 11, 1996.

(10)(15) Form of Purchase Option issued to GKN Securities Corporation and its designees dated June 18, 1997.

(10)(16) Amendment number two to Employment Agreement by and between Gary S. Glatter and the Company dated March 28, 1997.

(10)(17) Amendment number three to Employment Agreement by and between Gary S. Glatter and the Company dated October 31, 1997.

(10)(18) Term loan between the Company and InterEquity Partners, LLP dated September 15, 1997.

(10)(19) Account Transfer and Purchase Agreement by and between the Company, H.E.R.C.
         Consumer Products, Inc., and KBK Financial Incorporated dated September 22, 1997.

(10)(20) Agreement by and between the Company and the U.S. Navy dated August 8, 1997.

(10)(21) Lease by and between the Company and Roger Buttrum dated May 14, 1996.

(10)(22) Form of Warrant Agreement between the Company and Jerry Ludwig and Associates dated September 3, 1997.

(10)(23) Form of Warrant Agreement between the Company and Shelby Carl dated September
         3, 1997.

(10)(24) Amendment to Stock Option Agreement by and between Gary S. Glatter dated and the company dated March 23, 1995.

(10)(25) Amendment Number two to Stock Option Agreement by and between Gary S. Glatter and the Company dated February 1, 1997.

(21)     Subsidiaries

(23)     Consent of Independent Certified Public Accountants

(27)     Financial Data Schedule

(b)      Reports on Form 8-K:   None.

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                                                                        Page No.
                   Index to Consolidated Financial Statements


Report of Independent Certified Public Accountants                        F-2
Financial Statements:
         Consolidated Balance Sheet
                  December 31, 1997                                       F-3
         Consolidated Statements of Operations
                  Years Ended December 31, 1997 and 1996                  F-4
         Consolidated Statements of Stockholders' Equity
                  Years Ended December 31, 1997 and 1996                  F-5
         Consolidated Statements of Cash Flows
                  Years Ended December 31, 1997 and 1996                  F-6

         Notes to Consolidated Financial Statements                       F-7

Report of Independent Certified Public Accountants



To the Board of Directors
H.E.R.C. Products Incorporated
Phoenix, Arizona

We have audited the accompanying consolidated balance sheet of H.E.R.C. Products Incorporated and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of H.E.R.C. Products Incorporated and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net working capital deficiency as of December 31, 1997. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                           \s\   BDO Seidman, LLP



Chicago, Illinois
January 31, 1998

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                           Consolidated Balance Sheet

                                December 31, 1997

Assets (Note 8)
Current Assets
     Cash and cash equivalents                                                   $    135,396
     Trade accounts receivable, net of allowance for
           doubtful accounts of $36,205                                               166,751
     Inventories, principally finished goods                                           87,738
     Other receivables                                                                 11,963
     Prepaid expenses                                                                  98,757
                                                                                 ------------
           Total Current Assets                                                       500,605
                                                                                 ------------

Property and Equipment (Note 6)
     Property and equipment                                                         1,057,470
           Less accumulated depreciation                                              235,253
                                                                                 ------------
           Net Property and Equipment                                                 822,217
                                                                                 ------------

Other Assets
     Patents, net of accumulated amortization of $93,789 (Note 1)                      62,642
     Patents pending                                                                   71,146
     Refundable deposits and other assets                                              93,021
     Goodwill, net of accumulated amortization of $8,150 (Notes 1, 3, and 4)          100,519
                                                                                 ------------
            Total Other Assets                                                        327,328
                                                                                 ------------
                                                                                 $  1,650,150
                                                                                 ============

Liabilities and Stockholders' Equity
Current Liabilities
     Accounts payable                                                            $    583,571
     Accrued wages                                                                     91,450
     Current portion of notes payable (Note 8)                                        287,856
     Liabilities of discontinued operation (Note 3)                                   261,272
     Other accrued expenses                                                           110,928
                                                                                 ------------
            Total Current Liabilities                                               1,335,077
                                                                                 ------------

Long-Term Liabilities
     Notes payable, net of current portion (Note 8)                                    66,938
                                                                                 ------------
            Total Liabilities                                                       1,402,015
                                                                                 ------------

Stockholders' Equity (Notes 8, 10 and 12)
     Common Stock, $0.01 par value; authorized 40,000,000 shares;
            issued and outstanding 8,230,588 shares                                    82,306
     Additional paid-in capital                                                    12,947,406
     Accumulated deficit                                                          (12,781,577)
                                                                                 ------------
            Total Stockholders' Equity                                                248,135
                                                                                 ------------
                                                                                 $  1,650,150
                                                                                 ============

          See accompanying notes to consolidated financial statements

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Operations

                                                                   Years Ended December 31,
                                                                   ------------------------
                                                                  1997                  1996
                                                                  ----                  ----
                                                                                       (Note 3)
                                                                                    -----------

Sales                                                          $ 3,162,846          $ 1,223,557
Cost of Sales                                                    2,404,864            1,118,513
                                                               -----------          -----------
Gross Profit                                                       757,982              105,044
Selling Expenses                                                   807,955              731,047
General and Administrative Expenses                              2,577,819            1,476,203
                                                               -----------          -----------
Loss from Continuing Operations Before Taxes on Income          (2,627,792)          (2,102,206)
Taxes on Income (Note 7)                                              --                   --
                                                               -----------          -----------
Loss from Continuing Operations                                 (2,627,792)          (2,102,206)
                                                               -----------          -----------
Discontinued Operation (Note 3):
     Operating Loss                                                (94,073)            (300,735)
     Provision for Loss on Disposition                          (1,740,000)                --
                                                               -----------          -----------
Loss from Discontinued Operation                                (1,834,073)            (300,735)
                                                               -----------          -----------
Loss Before Extraordinary Item                                  (4,461,865)          (2,402,941)
Extraordinary Gain on Extinguishment of Debt (Note 5)                 --                137,912
                                                               -----------          -----------
Net Loss                                                        (4,461,865)          (2,265,029)
Non-Cash Dividend on Preferred Stock (Note 11)                      62,842              566,667
                                                               -----------          -----------
Net Loss Allocable to Common Stockholders                      $(4,524,707)         $(2,831,696)
                                                               ===========          ===========

Loss Per Common Share - Basic & Diluted (Note 11)

Loss from Continuing Operations                                $     (0.34)         $     (0.50)
Loss from Discontinued Operations                                    (0.24)               (0.05)
                                                               -----------          -----------
Loss before Extraordinary Item                                       (0.58)               (0.55)
Gain on Extraordinary Item                                            --                   0.02
                                                               -----------          -----------
Net Loss Per Common Share                                      $     (0.58)         $     (0.53)
                                                               ===========          ===========

Weighted Average Common Shares Outstanding                       7,773,951            5,364,420
                                                               ===========          ===========

          See accompanying notes to consolidated financial statements

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity

                                            Preferred Stock           Common Stock         Additional
                                                                                            Paid-in      Accumulated
                                          Shares      Amount       Shares       Amount      Capital        Deficit         Total
                                          ------      ------       ------       ------      -------        -------         -----
Balance,
January 1, 1996                             --            --      2,928,441   $ 29,284   $  7,812,619   $ (5,425,174)   $ 2,416,729

Net loss                                    --            --           --         --             --       (2,265,029)    (2,265,029)

Issuance of shares of Common
Stock (Notes 5 and 10)                      --            --      3,428,046     34,281      2,767,234           --        2,801,515

Issuance of shares of Preferred
Stock (Note 10)                          170,000  $  1,480,000         --         --             --             --        1,480,000

Company expenses satisfied
by stockholders                             --            --           --         --           29,073           --           29,073

Warrants issued to prepay future
year's expenses (Note 10)                   --            --           --         --           48,000           --           48,000

Imputed dividend on Preferred
Stock (Note 11)                             --            --           --         --          566,667       (566,667)          --
                                        --------  ------------   ----------   --------   ------------   ------------    -----------

Balance,
December 31, 1996                        170,000     1,480,000    6,356,487     63,565     11,223,593     (8,256,870)     4,510,288
                                        --------  ------------   ----------   --------   ------------   ------------    -----------


Net loss                                    --            --           --         --             --       (4,461,865)    (4,461,865)

Conversion of Preferred
Stock to Common Stock (Note 10)         (170,000)   (1,480,000)   1,714,101     17,141      1,462,859           --             --

Exercise of stock options (Note 10)         --            --         10,000        100         19,275           --           19,375

Exercise of warrant (Note 10)               --            --        150,000      1,500        138,750           --          140,250

Costs associated with Preferred Stock       --            --           --         --          (34,813)          --          (34,813)

Warrants issued to prepay future
year's expenses (Note 10)                   --            --           --         --           74,900           --           74,900

Dividend on Preferred Stock payable in
Common Stock upon conversion (Note 11)      --            --           --         --           62,842        (62,842)          --
                                        --------  ------------   ----------   --------   ------------   ------------    -----------
                                                                                                                        -----------
Balance,
December 31, 1997                           --    $       --      8,230,588   $ 82,306   $ 12,947,406   $(12,781,577)   $   248,135
                                        ========  ============   ==========   ========   ============   ============    ===========

          See accompanying notes to consolidated financial statements

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                                   Years Ended December 31,
                                                                                    1997              1996
                                                                                    ----              ----
Cash Flows From Operating Activities
         Net Loss                                                               $(4,461,865)      $(2,265,029)
                                                                                -----------       -----------
         Adjustments to reconcile net loss to net cash
             used in operating activities
            Depreciation and amortization                                           524,152           195,058
            Provision for loss on discontinued operation                          1,740,000              --
            Change in net liabilities of discontinued operation                     404,890              --
            Expenses paid by stockholders and Common Stock
               and warrants issued for services                                      34,592            45,733
            Extraordinary item, before tax                                             --            (137,912)
            (Gain) loss on sale or disposal of equipment                              5,032           (11,606)
            (Increase) decrease in assets
                Trade accounts receivable                                            59,175             8,313
                Inventories                                                          73,194             7,540
                Other receivables                                                    10,104           (24,620)
                Prepaid expenses                                                     14,241           (19,074)
                Other assets                                                        (44,108)          (39,915)
            Increase (decrease) in liabilities
                Accounts payable                                                    305,268          (153,462)
                Accrued expenses                                                      8,969           126,462
                                                                                -----------       -----------
                    Total adjustments                                             3,135,509            (3,483)
                                                                                -----------       -----------
                         Net cash used in operating activities                   (1,326,356)       (2,268,512)
                                                                                -----------       -----------
Cash Flows From Investing Activities
        Capital expenditures                                                       (311,645)         (124,913)
        Cash received from the sale of equipment                                     12,969            32,475
        Cash paid in acquisition of subsidiary, net of cash acquired                   --            (218,929)
        Proceeds from redemption of certificates of deposit                            --              75,628
        Expenditures related to patents and patents pending                         (99,021)          (77,544)
                                                                                -----------       -----------
                         Net cash used in investing activities                     (397,697)         (313,283)
                                                                                -----------       -----------
Cash Flows From Financing Activities
        Proceeds from issuance of Common Stock                                         --           2,083,720
        (Expenses) proceeds from issuance of Preferred Stock                        (34,813)        1,480,000
        Proceeds from exercise of stock options                                      19,375              --
        Proceeds from exercise of warrant                                           140,250              --
        Proceeds from issuance of notes payable,
          including consideration for warrants                                      393,583           336,000
        Principal payments under long-term debt                                     (28,789)         (279,683)
                                                                                -----------       -----------
                         Net cash provided by financing activities                  489,606         3,620,037
                                                                                -----------       -----------
Net increase (decrease) in cash and cash equivalents                             (1,234,447)        1,038,242
Cash and cash equivalents at beginning of period                                  1,369,843           331,601
                                                                                -----------       -----------
Cash and cash equivalents at end of period                                      $   135,396       $ 1,369,843
                                                                                ===========       ===========

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest                                        $    35,919       $    18,331

During 1996, notes payable to shareholder of $325,000 were repaid through the issuance of common stock.
During 1996 and 1997, inventory of $230,175 and $211,685 respectively was reclassified to property and equipment.
During 1996,  note  payable of  $237,912  was paid in full by issuing  common  stock  with a market  value of  $100,000 resulting in an extraordinary gain.
In conjunction with  the 1996 acquisition of H.E.R.C.  Consumer Products Company,  the Company  acquired current assets of $469,807,  goodwill of $131,342 and current liabilities of $367,795. During 1997, certain adjustments were made to assets and liabilities acquired and, accordingly, goodwill was reduced by $22,673.
During 1996 and 1997, the value attributed to warrants issued to prepay future years' expenses was $48,000 and $74,900, respectively.
During 1997, 1,714,101 shares of Common Stock were issued upon the conversion of 170,000 shares of Preferred Stock.

          See accompanying notes to consolidated financial statements

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of Business and Summary of Significant Accounting Policies

H.E.R.C. Products Incorporated (the "Company") manufactures consumer and other water treatment chemicals and provides water pipeline rehabilitation services. The Company markets its consumer products through wholesale and retail customers and directs its other products and services toward industrial, marine and municipal customers. Through 1997, all sales were within the United States. The Company's wholly owned subsidiary, CCT Corporation ("CCT") which manufactured and distributed proprietary agricultural products, is accounted for as a discontinued operation - Note 3.

The Company historically has had a concentration of significant customers with which it considers its commercial relationships to be good. However, a loss of these customers, or a significant decrease in purchases by these customers, would have an adverse effect on the Company's operations. In 1997, sales to The Home Depot, Inc. and the U.S. Navy were 47% and 18% respectively of consolidated sales from continuing operations. Sales to The Home Depot, Inc. were 64% of consolidated sales from continuing operations in 1996.

Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. CCT is accounted for as a discontinued operation - Note 3; certain 1996 amounts have been restated to conform with 1997 presentation.

Patents and Patents Pending

Patents issued are stated at cost which is amortized on the straight-line basis over 10 years. Costs for patents pending are amortized when the patents are awarded. Unamortized costs for patents which are denied or have no continuing application to the Company's ongoing product base are expensed ($276,000 and $10,000 in 1997 and 1996 respectively).

Inventories

Inventories are stated at the lower of cost or market (net realizable value). Cost is determined by various methods which approximate first-in, first-out.

Goodwill

Goodwill represents the excess price over the fair value of net assets acquired and is amortized on a straight-line basis over 20 years. The Company evaluates the recoverability and measures any impairment of goodwill based upon expectations of future undiscounted cash flows - Note 3.

Property, Equipment and Depreciation

Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets by the straight-line method for financial reporting and by accelerated methods for income taxes.

The useful lives of property and equipment for computing depreciation are three to ten years.

Taxes on Income

At December 31, 1997, unused net operating losses of approximately $6,700,000 are available for carryforward against future years' taxable income and expire in various years through 2018.

The Company's ability to utilize its net operating loss carryforwards is subject to an annual limitation in future periods due to the 1996 change in ownership, pursuant to Section 382 of the Internal Revenue Code of 1986, as amended - Note
10. Utilization of net operating loss carryforwards will be limited to approximately $170,000 annually plus approximately $2,700,000 in net operating loss carryforwards generated subsequent to the aforementioned change in ownership.

Statements of Cash Flows

For purposes of these statements, cash equivalents include cash on hand and bank checking and money market accounts and other highly liquid debt securities with original maturities of 90 days or less.

Recent Accounting Pronouncements

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123, encourages (but does not require) adoption of the fair method of accounting for stock-based compensation plans. The Company has not adopted the fair value method but provides the required pro forma disclosures. (Note 12).

The provisions of SFAS No. 128, "Earnings per Share", are antidilutive and therefore do not enter into the determination of loss per share shown in the accompanying financial statements and notes thereto.

In June 1997, SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," were issued. No. 130 specifies presentation of comprehensive income and its components; No. 131 requires certain additional information on operating segments, products and services, geographic areas and major customers. Implementation of both statements, which are effective for 1998 and future years, will have no material impact on the Company's financial statements.

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported assets and liabilities at December 31, 1997 and the amounts of revenue and expenses during the years ended December 31, 1997 and 1996. Actual results could differ from those estimates.

2.  Basis of Financial Presentation

The accompanying financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained operating losses in each of the years 1994-1997 and has a working capital deficiency of $834,000 at December 31, 1997. The Company's ability to continue as a going concern in the long term is dependent upon consistently profitable operations and generation of adequate financial resources. The accompanying financial statements do not include any adjustments that may be necessary if these results are not achieved.

To raise additional cash, the Company continues to seek buyers for certain assets as well as for certain of its operating businesses. The Company has also implemented a cost containment program to reduce ongoing operating expenses.

In the event future cash resources are not realized through asset sales, operating results or other sources, the Company will not be able to continue as a going concern.

3.  Discontinued Operation

During the fourth quarter of 1997, the Company determined that it would exit the agricultural business and commenced efforts to dispose of its investment in CCT which is accounted for as a discontinued operation in the accompanying financial statements. Accordingly the Consolidated Statement of Operations for the year ended December 31, 1996 is reclassified.

The Company is actively seeking a buyer for CCT, but there is no assurance that a sale will be concluded. The Company believes the charge of $1,740,000 ($ 0.22 per share) recorded in the 1997 Consolidated Statement of Operations is adequate to cover the loss associated with the discontinuation of CCT's business. The charge consists of a write off ($1,478,000) of goodwill arising from the Company's acquisition of CCT in 1995 and operating losses and other wind down expenses in 1998 of $262,000.

CCT operating results were:
                                                   Years Ended December 31,
                                                   ------------------------
                                                         1997           1996
                                                         ----           ----
Sales                                             $ 1,662,318    $ 1,377,085
Expenses                                            1,756,391      1,677,820
                                                  -----------    -----------
Loss from discontinued operation ($0.01 and
     $0.05 per Common Share respectively)         $   (94,073)   $  (300,735)
                                                  ===========    ===========

Liabilities of CCT at December 31, 1997 consist of trade payables and miscellaneous accrued expenses.

4.  Acquisition:

On July 1, 1996, the Company acquired the 50% interest of H.E.R.C. Consumer Products ("LLC") owned by Conair Corporation ("Conair") for $601,149, including liabilities assumed. Prior to that date the Company and Conair equally owned the LLC which was formed to produce and market the Company's consumer products. The Company had accounted for its 50% investment in the LLC by the equity method, and accordingly, sales of the LLC prior to July 1, 1996 were not reported as sales of the Company. Also no amount of the cumulative losses of the LLC prior to July 1, 1996 was recognized by the Company since its investment in the LLC was zero. The Company accounted for the acquisition of the remaining 50% interest as a purchase which resulted in $108,669 in goodwill.

Pro forma results for the year ended December 31, 1996 are unaudited and were prepared as if the aforementioned acquisition had occurred at January 1, 1996:

Sales from continuing operations                                 $1,984,803
Loss from continuing operations before extraordinary item        (2,011,718)
Net loss                                                         (2,174,541)
Loss per common share before extraordinary item                       (0.53)
Net loss per common share                                             (0.51)

5.  Extraordinary Item

In September 1996, the Company issued 37,210 shares of Common Stock, with a market value of $100,000, in full satisfaction of certain long-term debt obligations of $237,912. As a result of this transaction, the Company recognized an extraordinary gain of $137,912 from the extinguishment of debt.

6.  Property and Equipment

Property and equipment for continuing operations at December 31, 1997 are:
         Equipment                          $    945,606
         Office furniture and fixtures           111,864
                                            ------------
                                               1,057,470
         Less accumulated depreciation           235,253
                                            ------------
         Net property and equipment         $    822,217
                                            ============

7.  Income Taxes

The Company was in a consolidated loss position for the years ended December 31, 1997 and 1996 and therefore had no federal income tax expense.

Deferred tax assets of approximately $2,600,000 from loss carryforward benefits have not been recorded because of the uncertainty of realizing such benefits.

8. Long Term Debt and Other Financing Arrangements Long term debt consists of the following:

Term loan (less original issue discount of $10,000)         $ 240,000 (a)
Other financing, primarily equipment                          114,794 (b)
                                                            ---------
                                                              354,794
Less current portion                                          287,856
                                                            ---------
                                                            $  66,938
                                                            =========

a. In September 1997 the Company closed on a five year term loan and borrowed $250,000. Interest is payable monthly at an annual rate of 14%; principal repayments are over 54 months and begin 6 months after take-down. In connection with the closing, the Company issued two warrants to the lender, each to purchase 62,500 shares of Common Stock at $1.18 (market price at closing) and $1.475 (25% premium over market price at closing), respectively. The Company may prepay the loan; certain fees and conditions, including issue of two identical warrants, apply if prepayment is not made within two years of takedown. At December 31, 1997, the Company is not in compliance with certain covenants in the loan agreement; accordingly the total indebtedness is classified as a current liability in the accompanying Consolidated Balance Sheet.

b. Equipment financings are payable in monthly installments over varying periods through November 2001. Interest rates range from 11.5% to 20.0%. Principal payments are $47,856 in 1998, $43,496 in 1999, $19,095 in 2000
     and $4,347 in 2001.

c. In October 1997, the Company concluded an arrangement for a factoring facility whereby the factor purchases eligible receivables and advances 80% of the purchased amount to the Company. Purchased receivables may not exceed $600,000 at any one time. The arrangement may be canceled by either party with 30 days notice. If the Company cancels, certain penalties apply. At December 31, 1997, 80% of factored receivables amounted to $126,302. This arrangement is accounted for as a sale of receivables on which the factor has recourse to the 20% residual of aggregate receivables purchased and outstanding.

Substantially all of the Company's assets are pledged as security pursuant to the arrangements described in subsections a, b and c above.

9.  Lease Commitments

The Company has operating leases, expiring through 2001, for office and warehouse facilities in Phoenix, Arizona and Portsmouth, Virginia and for office equipment. Rental expense associated with all operating leases of continuing operations was $167,761 and $91,617 for the years ended December 31, 1997 and 1996, respectively.

Future minimum payments under operating leases as of December 31, 1997 are:

Years Ending

December 31,                                          Amount
------------                                          ------
1998                                                $ 163,405
1999                                                  122,405
2000                                                  126,256
2001                                                   77,487
                                                    ---------
                                                    $ 489,553
                                                    =========

10.  Stockholders' Equity
     --------------------
Convertible Preferred Stock

In December 1996 the Company completed a private equity offering of 170,000 shares of Class A Preferred Stock ("Preferred Stock") for $10 per share and received net proceeds of $1,480,000. The Preferred Stock had a par and stated value of $.01 and $10, respectively.

The holders of the Preferred Stock were entitled to receive dividends of 10% of the stated value per annum from the date of issuance through the "Conversion Date," as defined, payable solely in shares of the Company's Common Stock. The Preferred Stock and accrued dividends thereon through the Conversion Date, were converted into 1,714,101 shares of Common Stock during the first and second quarters of 1997. Such amount was determined by dividing the aggregate of the stated value of the Preferred Stock plus accrued dividends by 75% of the five day average closing bid price of the shares of Common Stock immediately prior to conversion.

Common Stock

In April 1996, the Company completed the private placement of 3,214,902 units at a price of $.85 per unit and received net proceeds of approximately $2,277,000. Each unit consisted of one share of Common Stock and one warrant, which entitles the holder to purchase one share of Common Stock at a price of $2 per share , subject to adjustment, until April 3, 1999. The placement agent was granted a warrant to acquire 321,490 units at .935 per unit which consists of one share of Common Stock and one warrant to acquire one share of Common Stock at $2.00 per share. In May 1997, the placement agent partially exercised the warrant and acquired 150,000 units. The remaining 171,490 units are currently exercisable and expire April 3, 2001. In connection with the partial exercise, the Company granted warrants for purchase of an aggregate 150,000 shares of Common Stock at $1.3125 per share to the placement agent. Such warrants are currently exercisable and expire on June 18, 2002.

Included in the April 1996 private placement were 382,353 units to satisfy the Company's obligation to S. Steven Carl and his father, the Chairman Emeritus, who had advanced $325,000 to the Company.

During 1996:

a. Various consultants were paid for services through the issuance of 19,625 shares of Common Stock, and $29,932 was charged to expense based on the market price at the measurement dates.
b. Warrants were exercised to acquire 66,000 shares of Common Stock at $2 per share.
c. 37,210 shares of Common Stock were issued in satisfaction of certain debt obligations. See Note 5.

During 1997, employee stock options were exercised to purchase 10,000 shares of Common Stock at $1.9375 per share.

Warrants

In May and September 1993 and January 1994, the Company issued warrants for 600,000 shares of Common Stock. The warrants became exercisable in May 1994 at $2.50 per share and expire at various dates through 1999. At December 31, 1997 such warrants for 212,500 shares of Common Stock remain outstanding and expire in 1999.

In connection with the public offering of its Common Stock in May 1994, the Company was required to reduce the existing number of shares of its outstanding Common Stock to no more than 950,000 shares. As consideration for the reduction of shares, the stockholders were granted warrants, which are currently exercisable until December 31, 1999, to acquire 50,000 shares of the Company's Common Stock at $5.00 per share.

In 1994, the underwriter of the Company's public offering acquired, for $130, warrants for the purchase of 130,000 shares of the Common Stock of the Company at $6.50 per share. The warrants are currently exercisable and expire May 10, 1999.

Through 1997, the Company issued warrants for the purchase of 587,500 shares of Common Stock to various consultants at exercise prices ranging from $1.06 to $5 per share. During 1996, 66,000 warrants were exercised at $2 per share. Of the 521,500 warrants outstanding, 409,000 are currently exercisable within the above price range and expire at various dates through September 2003.

In 1996, the placement agent for the 1996 private offering of Preferred Stock was granted a warrant to acquire 85,000 shares of Common Stock at $3.00 per share. The warrants are currently exercisable and expire December 2001.

Warrants for the purchase of 125,000 shares were issued to a lender in September 1997 - Note 8. Such warrants are exercisable September 1998 through September 2003.

11.  Loss Per Share of Common Stock

Loss per share of Common Stock is based on the weighted average number of shares of Common Stock outstanding during each year. Shares of Common Stock issuable upon exercise of outstanding options and warrants are anti-dilutive and are excluded from the computation of shares outstanding. Similarly, shares issuable upon conversion of preferred stock (Note 10) were anti-dilutive and were therefore excluded from the computation of shares outstanding in 1996. Loss per share of Common Stock for the year ended December 31, 1996 reflects the amount of specified discount to the market price of Common Stock into which the Preferred Stock was convertible. Accordingly, the net loss applicable to common stockholders was increased by $566,667 for an imputed Preferred Stock dividend equivalent to the conversion discount, and loss per share of Common Stock was increased by $0.11.

The Preferred Stock dividend in 1997 was paid in Common Stock at the time of conversion of the Preferred Stock and was determined according to the formula set forth in Note 10.

12. Stock Based Compensation

In October 1993, the Company adopted an incentive stock option plan for 350,000 shares of Common Stock which may be granted to employees. The Company adopted an additional plan in 1996 for 1,000,000 shares of Common Stock for grant to employees, officers, directors and consultants of the Company and its wholly-owned subsidiaries. The exercise price per share may not be less than the fair market value per share on the date the options are granted. Generally, options granted vest over a period up to five years and expire over varying periods through 2007.

In addition to the above plans, the Company granted:
a. an officer/director options to purchase 250,000 shares of Common Stock at an exercise price of $1.75 per share. The options are currently exercisable and expire not later than December 31, 2005.
b. a former Director options to purchase 100,000 shares of Common Stock at exercise prices ranging from $2.50 to $4.00 per share. The options, granted in 1995, are currently exercisable and expire in December 1999.
c. various key employees options to purchase 290,000 shares of Common Stock at exercise prices ranging from $1.00 to $2.50 per share. The options, granted through 1997, are exercisable from 1997 to 2001 and expire in various years through 2001. At December 31, 1997, 206,000 options are outstanding of which 186,000 options are exercisable.

Overall activity in the Company's stock options:

                                                         Years ended December 31,
                                                         ------------------------
                                                 1997                              1996
                                     -------------------------------    ------------------------------
                                                          Weighted-                          Weighted-
                                                           Average                            Average
                                                          Exercise                           Exercise
                                         Shares             Price         Shares               Price
                                         ------             -----         ------               -----
Outstanding, at beginning of year      1,547,000        $    2.54       1,117,000          $    3.23
Granted                                1,042,500             1.34         575,000               1.75
Exercised                                (10,000)            1.94             --                  --
Canceled                              (1,228,100)            2.35        (145,000)              4.76
                                      ----------                         --------

Outstanding at end of year            1,351,400              1.79       1,547,000               2.54
                                      =========                         =========

Exercisable at end of year              889,000              1.52         595,000               2.79
                                      =========                         =========

Details regarding the options outstanding at December 31, 1997:

                               Outstanding                     Exercisable
                   ----------------------------------      --------------------
                               Weighted      Weighted                  Weighted
   Exercise                     Average       Average                   Average
     Price                     Remaining     Exercise                  Exercise
     Range           Number      Life         Price        Number       Price
     -----           ------      ----         -----        ------       -----

 $0.50 - $1.50       669,182     0.70         $1.05        536,971      $1.05
 $1.50 - $2.50       295,483     1.31          1.77        132,011       1.81
 $2.50 - $5.00       386,735     0.53          3.06        220,018       2.50
                   ---------                               -------
                   1,351,400                               889,000
                   =========                               =======

The weighted-average grant-date fair value of stock options granted to employees during the year and the weighted average significant assumptions used to determine those fair values using a modified Black-

Scholes option pricing model, and the pro forma effect on earnings of the fair value accounting for stock options under SFAS No. 123 are:

                                                      Years ended December 31,
                                                      ------------------------
                                                       1997               1996
                                                       ----               ----
Grant-date fair value per options                     $1.42              $1.51

Significant assumptions (weighted average)
     Risk-free interest rate at grant date            5.51%              5.67%
     Expected stock price volatility                   134%               236%
     Expected dividend payout                          -                   -
     Expected option life*                        1.2 years          2.7 years
Net loss
     As reported                               $(4,461,865)       $(2,265,029)
     Pro forma                                  (5,279,252)        (2,567,641)
Net loss per share of Common Stock
     As reported                                    $(0.58)            $(0.53)
     Pro forma                                       (0.69)             (0.59)

 *The expected option life considers historical option exercise patterns and future changes to those exercise patterns anticipated at the date of grant.

13.  Segment Information

The company's major business segments included in continuing operations are the manufacture and distribution of:

a.    Consumer water treatment and related products
b.    Industrial water treatment and related products

Segment information for agricultural products is not provided since CCT is accounted for as a discontinued operation in the accompanying consolidated financial statements.

Information by segment for the year ended December 31, 1997:

                                             Consumer     Industrial
                                             Products      Products      Corporate     Consolidated
                                             --------      --------      ---------     ------------
Sales to unaffiliated customers            $ 1,758,205   $ 1,404,641           --      $ 3,162,846
Income (loss) from continuing operations        11,227      (668,176)   $(1,970,843)    (2,627,792)
Identifiable assets                            265,388       894,381        490,381      1,650,150
Depreciation and amortization                    4,867       366,978        152,307        524,152
Capital expenditures                              --         294,600         17,045        311,645

Information by segment for the year ended December 31, 1996:

                                    Consumer      Industrial
                                    Products       Products      Corporate     Consolidated
                                    --------       --------      ---------     ------------
                                    (Note 3)
Sales to unaffiliated customers   $   893,754    $   329,803           --      $ 1,223,557
Loss from continuing operations      (117,896)      (838,892)   $(1,145,418)    (2,102,206)
Identifiable assets                   491,425        883,764      1,672,412      3,047,601
Depreciation and amortization           3,284         41,845         57,458        102,587
Capital expenditures                     --           51,352         45,347         96,699

14.  Commitments and Contingencies

The Company is a defendant in various legal actions and claims incident to the conduct of its business. Although the ultimate resolution of these matters is not known, management and its legal counsel believe the Company has meritorious defenses and the outcome will have no material effect on the Company's operating results and financial position.

CCT has an employment contract with Mr. S. Steven Carl which expires May 1, 1999 and provides for an annual base salary of $135,000 per year, commencing January 1, 1998. CCT also has an employment contract with Mr. Gilbert Crowell which expires May 1, 1999 and provides for an annual base salary of $100,000 commencing January 1, 1998.

Management believes the Company is in compliance with federal and state environmental regulations which pertain to the sale and use of its products.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, H.E.R.C. Products Incorporated has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           H.E.R.C. PRODUCTS INCORPORATED


                                           By: /s/ S. Steven Carl
                                             -----------------------------------
Dated:  March 27, 1998                      S. Steven Carl, President and Chief
                                            Executive Officer

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

Name                                Title                                               Date
----                                -----                                               ----
/s/ S. Steven Carl                  Chairman of the Board, Chief Executive Officer      March 27, 1998
-----------------------------       and President
S. Steven Carl

/s/ Jerome H. Ludwig                Director                                            March 27, 1998
-----------------------------
Jerome H. Ludwig

/s/ Robert M. Leopold               Director                                            March 27, 1998
-----------------------------
Robert M. Leopold

/s/ Salvatore DiMascio              Director                                            March 27, 1998
-----------------------------
Salvatore DiMascio

/s/ Robert Spane                    Director                                            March 27, 1998
-----------------------------
Robert Spane

/s/ John P. Johnson                 Chief Financial Officer (Principal Financial and    March 27, 1998
-----------------------------       Accounting Officer)
John P. Johnson

                                                                         Page 39