Form 10QSB
period 1998-03-31
H E R C PRODUCTS INC
filed 1998-05-15
CIK 919010

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934:   For  the  Quarterly Period Ended March 31, 1998

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from __________ to ____________.


                         Commission File Number 1-13012

                         H.E.R.C. PRODUCTS INCORPORATED
           (Name of small business issuer as specified in its charter)

State of Incorporation: Delaware        IRS Employer Identification Number:
                                                     86-0570800


                          2202 W Lone Cactus Drive #15
                             Phoenix, Arizona 85027
                    (Address of principal executive offices)

                                 (602) 492-0336
                           (Issuer's telephone number)

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

                                                         Outstanding at
                                                         --------------
                      Class                              May 4, 1998
                      -----                              -----------


               Common Stock, $.01 par value                 9,850,588


Transitional Small Business Development Format:

                                          YES           NO    X
                                              -------      -------

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES


Index To Consolidated Financial Statements

PART I. FINANCIAL INFORMATION                                      Page No.

        Consolidated Financial Statements:
        Consolidated Balance Sheets
               March 31, 1998 and December 31, 1997                    3
        Consolidated Statements of Operations
               Three Months Ended March 31, 1998 and 1997              4
        Consolidated Statement of Stockholders' Equity
               Three Months Ended March 31, 1997                       5
        Consolidated Statements of Cash Flows
               Three Months Ended March 31, 1998 and 1997              6

        Notes to Consolidated Financial Statements                     7

        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                     9


PART II.  OTHER INFORMATION                                           11

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                                      March 31,     December 31,
                                                                                        1998            1997
                                                                                    ------------    ------------
                                                                                            (Unaudited)
Assets
Current Assets
     Cash and cash equivalents                                                      $     39,833    $    135,396
     Trade accounts receivable, net of allowance for
           doubtful accounts of $24,530 and $36,205 respectively                         392,880         166,751
     Inventories, principally finished goods                                             150,473          87,738
     Other receivables                                                                    17,082          11,963
     Prepaid expenses                                                                    118,976          98,757
                                                                                    ------------    ------------
           Total Current Assets                                                          719,244         500,605
                                                                                    ------------    ------------

Property and Equipment
     Property and equipment                                                            1,069,274       1,057,470
           Less accumulated depreciation                                                 276,612         235,253
                                                                                    ------------    ------------
           Net Property and Equipment                                                    792,662         822,217
                                                                                    ------------    ------------

Other Assets
     Patents, net of accumulated amortization of $93,594 and $93,789 respectively         61,068          62,642
     Patents pending                                                                      81,310          71,146
     Refundable deposits and other assets                                                126,232          93,021
     Goodwill, net of accumulated amortization of $9,509 and $8,150 respectively          99,160         100,519
                                                                                    ------------    ------------
            Total Other Assets                                                           367,770         327,328
                                                                                    ------------    ------------
                                                                                    $  1,879,676    $  1,650,150
                                                                                    ============    ============

Liabilities and Stockholders' Equity
Current Liabilities
     Accounts payable                                                               $    740,227    $    583,571
     Accrued wages                                                                        79,966          91,450
     Current portion of notes payable                                                    311,238         287,856
     Net liabilities of discontinued operation                                           249,584         261,272
     Other accrued expenses                                                              212,076         110,928
                                                                                    ------------    ------------
            Total Current Liabilities                                                  1,593,091       1,335,077
                                                                                    ------------    ------------

Long-Term Liabilities
     Notes payable, net of current portion                                                56,708          66,938
                                                                                    ------------    ------------
            Total Liabilities                                                          1,649,799       1,402,015
                                                                                    ------------    ------------

Stockholders' Equity
     Common Stock, $0.01 par value; authorized 40,000,000 shares;
            issued and outstanding 8,230,588 shares                                       82,306          82,306
     Additional paid-in capital                                                       12,951,006      12,947,406
     Accumulated deficit                                                             (12,803,435)    (12,781,577)
                                                                                    ------------    ------------
            Total Stockholders' Equity                                                   229,877         248,135
                                                                                    ------------    ------------
                                                                                    $  1,879,676    $  1,650,150
                                                                                    ============    ============

          See accompanying notes to consolidated financial statements.

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                         Three Months Ended March 31,
                                                             1998           1997
                                                             ----           ----
Sales                                                    $   981,799    $   805,543
Cost of Sales                                                491,038        570,781
                                                         -----------    -----------
Gross Profit                                                 490,761        234,762
Selling Expenses                                             136,093        259,354
General and Administrative Expenses                          429,712        764,209
                                                         -----------    -----------
Operating Loss                                               (75,044)      (788,801)
Other Income (Expense)
   Interest expense                                          (24,791)        (1,874)
   Miscellaneous                                                 380         17,906
   Gain on sale of patent                                     77,597           --
                                                         -----------    -----------
     Total other income                                       53,186         16,032
                                                         -----------    -----------
Loss from Continuing Operations Before Taxes on Income       (21,858)      (772,769)
Taxes on Income                                                 --             --
                                                         -----------    -----------
Loss from Continuing Operations                              (21,858)      (772,769)
Operating Loss from Discontinued Operation                      --          (78,107)
                                                         -----------    -----------
Net Loss                                                     (21,858)      (850,876)
Non-Cash Dividend on Preferred Stock                            --           52,135
                                                         -----------    -----------
Net Loss Allocable to Common Stockholders                $   (21,858)   $  (903,011)
                                                         ===========    ===========

Loss Per Common Share - Basic & Diluted

Loss from Continuing Operations                          $     (0.00)   $     (0.13)
Loss from Discontinued Operations                               --            (0.01)
                                                         -----------    -----------
Net Loss Per Common Share                                $     (0.00)   $     (0.14)

Weighted Average Common Shares Outstanding                 8,230,588      6,574,000
                                                         ===========    ===========

          See accompanying notes to consolidated financial statements.

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)

                                       Common Stock           Additional
                                                                Paid-in     Accumulated
                                    Shares       Amount         Capital       Deficit          Total
                                    ------       ------         -------       -------          -----
Balance,
January 1, 1998                   8,230,588   $     82,306   $ 12,947,406   $(12,781,577)   $    248,135

Warrants issued for services           --             --            3,600           --             3,600

Net loss                               --             --             --          (21,858)        (21,858)
                                  ---------   ------------   ------------   ------------    ------------

Balance,
March 31, 1998                    8,230,588   $     82,306   $ 12,951,006   $(12,803,435)   $    229,877
                                  ---------   ------------   ------------   ------------    ------------

          See accompanying notes to consolidated financial statements.

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                     Three Months Ended March 31,
                                                                         1998           1997
                                                                         ----           ----
Cash Flows From Operating Activities
         Net Loss                                                    $   (21,858)   $  (850,876)
                                                                     -----------    -----------
         Adjustments to reconcile net loss to net cash
             used in operating activities
            Depreciation and amortization                                 80,694         54,278
            Change in net liabilities of discontinued operation          (11,688)          --
            (Increase) decrease in assets
                Trade accounts receivable                               (226,129)       (41,607)
                Inventories                                              (62,735)       (66,265)
                Other receivables                                         (5,119)        15,076
                Prepaid expenses                                         (34,019)       (22,328)
                Other assets                                             (52,213)        22,630
            Increase (decrease) in liabilities
                Accounts payable                                         156,656         32,510
                Accrued expenses                                          89,664        324,418
                                                                     -----------    -----------
                    Total adjustments                                    (64,889)       318,712
                                                                     -----------    -----------
                         Net cash used in operating activities           (86,747)      (532,164)
                                                                     -----------    -----------
Cash Flows From Investing Activities
        Capital expenditures                                             (11,804)        (2,844)
        Expenditures related to patents and patents pending              (10,164)       (61,182)
                                                                     -----------    -----------
                         Net cash used in investing activities           (21,968)       (64,026)
                                                                     -----------    -----------
Cash Flows From Financing Activities
        Private offering costs                                              --          (27,618)
        Proceeds from exercise of stock options                             --           19,375
        Proceeds from issuance of notes payable                           45,492           --
        Principal payments under notes payable                           (32,340)          (661)
                                                                     -----------    -----------
                         Net cash provided by financing activities        13,152         (8,904)
                                                                     -----------    -----------
Net increase (decrease) in cash and cash equivalents                     (95,563)      (605,094)
Cash and cash equivalents at beginning of period                         135,396      1,369,843
                                                                     -----------    -----------
Cash and cash equivalents at end of period                           $    39,833    $   764,749
                                                                     ===========    ===========

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest                             $    35,919    $     3,005

During 1997,  932,342  shares of Common Stock were issued upon the conversion of
  101,380 shares of Preferred Stock
During 1997, certain adjustments were made to assets and liabilities acquired in the purchase of the 50% interest of H.E.R.C. Consumer Products Company and accordingly, goodwill was reduced by $22,673.

          See accompanying notes to consolidated financial statements.

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


 NOTE 1 - Basis of Presentation

The unaudited consolidated financial statements are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in an annual Form 10-KSB filing. Accordingly, the consolidated financial statements of H.E.R.C. Products Incorporated ("Company") included herein should be reviewed in conjunction with the consolidated financial statements and the accompanying footnotes included within the Company's Form 10-KSB for the year ended December 31, 1997.

The consolidated financial statements have been prepared in accordance with the Company's customary accounting practices and have not been audited. In the opinion of management, the consolidated financial statements reflect all adjustments necessary to report fairly the Company's financial position and results of operations for the interim period. All such adjustments are normal and recurring in nature. The interim consolidated results of operations are not necessarily indicative of results to be expected for the year ending December 31, 1998.

NOTE 2 - Inventories

Inventories are stated at the lower of cost or market (net realizable value). Cost is determined by various methods which approximate first-in, first-out.

NOTE 3 - Long Term Debt and Other Financing Arrangements

In September 1997, the Company closed on a five year term loan and borrowed $250,000. Interest is payable monthly at an annual rate of 14%; principal repayments are over 54 months and begin 6 months after take-down. In connection with the closing of such loan, the Company issued two warrants to the lender, each to purchase 62,500 shares of common stock at $1.18 (market price at closing) and $1.475 (25% premium over market price at closing), respectively. The Company may prepay the loan; certain fees and conditions, including the issuance of two identical warrants, apply if prepayment is not made within two years of takedown.

At March 31, 1998, the Company is not in compliance with certain covenants in the loan agreement; accordingly, the total indebtedness is classified as a current liability in the accompanying Consolidated Balance Sheets.

In October 1997, the Company concluded arrangements for a factoring facility whereby 80% of a maximum of $600,000 in eligible receivables may be financed at an effective annual interest rate of approximately 16%. The initial term of the facility is two years which may be extended.

Substantially all of the Company's assets are pledged as security pursuant to the above agreements.

NOTE 4 - Stockholders' Equity

In April 1998, the Company completed a private placement of 1,620,000 shares of Common Stock and received net proceeds of $502,200.

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 5 - Discontinued Operation

During the fourth quarter of 1997, the Company determined that it would exit the agricultural business and commenced efforts to dispose of its investment in its wholly owned subsidiary, CCT Corporation, which is accounted for as a discontinued operation in the accompanying financial statements. Accordingly, the Consolidated Statement of Operations for the three months ended March 31, 1997 is reclassified.

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Forward-Looking Statements
--------------------------

When used in this Form 10-QSB and in future filings by the Company with the Securities and Exchange Commission ("SEC") , in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "are expected", "the Company anticipates", "will continue", "believe", "project", "estimated", "will enhance" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933, as amended ("the Act"), and Section 21E of the Securities Exchange Act of 1934 as amended. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those currently anticipated or projected. Such risks include, but are not limited to, adequate cash flow and financing for implementation of its business plan, continued growth in its various customer segments and effective marketing of its products directly by the Company and through marketing partners. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect any anticipated events or circumstances occurring after the date of such statements.

This discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the related disclosures included elsewhere herein.

Results of Operations
---------------------

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997
-------------------------------------------------------------------------------

Sales of $981,799 in the first quarter were $176,000 ahead of 1997 first quarter sales principally because of $416,000 of revenue generated from marine ship board pipe line chemical cleaning. Of the marine work, $343,000 was performed pursuant to a five year contract with the United States Navy, which calls for billings between an annual minimum of approximately $100,000 to an annual estimate of $1,600,000. Additionally, the Company completed an overhead fire protection system cleaning project for $100,000 in the first quarter of 1998.

Higher Marine sales in 1998 were offset by lower Consumer Products sales.

Consolidated gross margins were 50% and 29% in 1998 and 1997, respectively. Improved Industrial margin of 67% in 1998 compared with 52% in 1997 is a function of a shift in revenue from municipal potable water line rehabilitation to marine ship board pipe line chemical cleaning and fire protection system cleaning. Consumer Products margin remained flat at 23% in 1998 and 1997.

The increase in gross profit from $235,000 in 1997 to $491,000 in 1998 combined with a decrease in aggregate selling, general and administrative expenses of $458,000 for the same period resulted in a loss from continuing operations of $22,000 in 1998 compared with $773,000 in 1997. Decreased selling, general and administrative expenses in 1998 are a direct result of the company's cost containment program which took effect in late 1997 in addition to a one time charge related to the settlement of an employment contract in the first quarter of 1997.

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES
                Management's Discussion and Analysis of Financial
                 Condition and Results of Operations (Continued)



Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents were $40,000 and $135,000 at March 31, 1998 and December 31, 1997 and the Company had a working capital deficit of $874,000 and $834,000 at those respective dates.

In April 1998, the Company completed a private placement of 1,620,000 shares of restricted Common Stock resulting in net proceeds of $502,200.

As of March 31, 1998 , the Company is not in compliance with certain covenants pertaining to its term loan. However, all payments required to service the debt have been made on a timely basis and the lender has taken no action to accelerate repayment of principal.

The conversion during 1997 of all preferred stock outstanding at December 31, 1996 into common stock had no impact on cash and cash equivalents or working capital.

Through the first quarter of 1998, the Company was able to generate cash flow to support its ongoing business. Management cannot assure that financial results for the balance of 1998 will provide sufficient positive cash flow to fund ongoing operations. Management believes another private placement similar to the one completed in April 1998 may be necessary. The proceeds from this additional private placement would likely be used for capital expenditures, repayment of debt and other corporate purposes. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company's business, financial condition, or results of operations may be adversely affected.

To the extent that any future financing involves the sale of the Company's equity securities, the interest of the Company's then stockholders could be substantially diluted.

The Company has received notification from its provider of financial and accounting software that such software is structured to accommodate the year 2000 and beyond.

  PART II:  OTHER INFORMATION


  Item 2. Changes in Securities

  Recent Sales of Unregistered Securities

  In April 1998, the Company completed a private placement of 1,620,000 shares of restricted Common Stock at $0.31 per share resulting in net proceeds of $502,200. The sale of the above Common Stock was exempt from the registration provisions of the Act, pursuant to section 4(2) of the Act for transactions not involving a public offering, based on the fact that the Common Stock was offered and sold to accredited investors who had access to financial and other relevant data concerning the Company, its financial condition, business and assets.

  Item 6.  Exhibits and Reports on Form 8-K

  Reports on Form 8-K:  None



  Exhibits

  Regulation S-B
  Exhibit No.         Exhibit
  ---------------------------

  (27)      Financial Data Schedule


Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        H.E.R.C. PRODUCTS INCORPORATED
                                        ------------------------------
                                                  (Registrant)


Date: May 13, 1998                      By:     /s/ S. Steven Carl
                                          ------------------------------
                                                S. Steven Carl
                                                Chief Executive Officer


                                        By:     /s/ Michael H. Harader
                                          ------------------------------
                                                Michael H. Harader
                                                Chief Accounting Officer