Form 10QSB
period 1998-06-30
H E R C PRODUCTS INC
filed 1998-08-13
CIK 919010

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934:   For  the  Quarterly Period Ended June 30, 1998

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

                                                         Outstanding at
                                                         --------------
                      Class                              August 4, 1998
                      -----                              --------------


               Common Stock, $.01 par value                 11,470,588


Transitional Small Business Development Format:

                                           YES _______   NO ______X___

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES


Index To Consolidated Financial Statements

PART I. FINANCIAL INFORMATION                                           Page No.

        Consolidated Financial Statements:
        Consolidated Balance Sheets
               June 30, 1998 and December 31, 1997                            3
        Consolidated Statements of Operations
               Three Months and Six Months Ended June 30, 1998 and 1997 4 Consolidated Statement of Stockholders' Equity
               Six Months Ended June 30, 1998                                 5
        Consolidated Statements of Cash Flows
               Six Months Ended June 30, 1998 and 1997                        6

        Notes to Consolidated Financial Statements                            7

        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            9


PART II.  OTHER INFORMATION

        Item 2 - Changes in Securities                                       11

        Item 5 - Other Information                                           11

        Item 6 - Exhibits and Reports on Form 8-K                            12

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                                      June 30,       December 31,
                                                                                        1998            1997
                                                                                    ------------    ------------
                                                                                     (Unaudited)
Assets
Current Assets
     Cash and cash equivalents                                                      $    475,064    $    135,396
     Trade accounts receivable, net of allowance for
           doubtful accounts of $20,646 and $36,205 respectively                         577,773         166,751
     Inventories, principally finished goods                                             158,729          87,738
     Other receivables                                                                    17,231          11,963
     Prepaid expenses                                                                    158,161          98,757
                                                                                    ------------    ------------
           Total Current Assets                                                        1,386,958         500,605
                                                                                    ------------    ------------

Property and Equipment
     Property and equipment                                                            1,140,705       1,057,470
           Less accumulated depreciation                                                 316,962         235,253
                                                                                    ------------    ------------
           Net Property and Equipment                                                    823,743         822,217
                                                                                    ------------    ------------

Other Assets
     Patents, net of accumulated amortization of $97,039 and $93,789 respectively         58,450          62,642
     Patents pending                                                                      92,210          71,146
     Refundable deposits and other assets                                                109,364          93,021
     Goodwill, net of accumulated amortization of $10,867 and $8,150 respectively         97,802         100,519
                                                                                    ------------    ------------
            Total Other Assets                                                           357,826         327,328
                                                                                    ------------    ------------
                                                                                    $  2,568,527    $  1,650,150
                                                                                    ============    ============

Liabilities and Stockholders' Equity
Current Liabilities
     Accounts payable                                                               $    340,906    $    583,571
     Accrued wages                                                                        67,660          91,450
     Current portion of notes payable                                                    350,741         287,856
     Net liabilities of discontinued operation                                           329,930         261,272
     Other accrued expenses                                                              293,795         110,928
                                                                                    ------------    ------------
            Total Current Liabilities                                                  1,383,032       1,335,077
                                                                                    ------------    ------------

Long-Term Liabilities
     Notes payable, net of current portion                                                50,908          66,938
                                                                                    ------------    ------------
            Total Liabilities                                                          1,433,940       1,402,015
                                                                                    ------------    ------------

Stockholders' Equity
     Common Stock, $0.01 par value; authorized 40,000,000 shares;
            issued and outstanding 11,470,588  and 8,230,588 shares respectively         114,706          82,306
     Additional paid-in capital                                                       13,918,006      12,947,406
     Accumulated deficit                                                             (12,898,125)    (12,781,577)
                                                                                    ------------    ------------
            Total Stockholders' Equity                                                 1,134,587         248,135
                                                                                    ------------    ------------
                                                                                    $  2,568,527    $  1,650,150
                                                                                    ============    ============

See accompanying notes to consolidated financial statements

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                     Three Months Ended June 30,      Six Months Ended June 30,
                                                         1998           1997             1998            1997
                                                         ----           ----             ----            ----
Sales                                                $  1,157,174    $    744,266    $  2,138,973    $  1,549,810
Cost of Sales                                             610,011         692,795       1,101,049       1,263,577
                                                     ------------    ------------    ------------    ------------
Gross Profit                                              547,163          51,471       1,037,924         286,233
Selling Expenses                                          147,102         229,776         283,195         489,129
General and Administrative Expenses                       408,143         554,901         837,855       1,319,111
                                                     ------------    ------------    ------------    ------------
Operating Loss                                             (8,082)       (733,206)        (83,126)     (1,522,007)
                                                     ------------    ------------    ------------    ------------
Other Income (Expense)
   Interest expense                                       (32,605)         (3,759)        (57,396)         (5,634)
   Miscellaneous                                              997           5,862           1,377          23,769
   Expenses relating to settlement of lawsuits            (55,000)           --           (55,000)           --
   Gain on sale of patent                                    --              --            77,597            --
                                                     ------------    ------------    ------------    ------------
         Total Other Income (Expense)                     (86,608)          2,103         (33,422)         18,135
                                                     ------------    ------------    ------------    ------------
Loss from Continuing Operations                           (94,690)       (731,103)       (116,548)     (1,503,872)
Income from Operations of Discontinued Segment               --           118,962            --            40,856
                                                     ------------    ------------    ------------    ------------
Net Loss                                                  (94,690)       (612,141)       (116,548)     (1,463,016)
Non-Cash Dividend on Preferred Stock                         --            10,707            --            62,842
                                                     ------------    ------------    ------------    ------------
Net Loss Allocable to Common Stockholders            $    (94,690)   $   (622,848)   $   (116,548)   $ (1,525,858)
                                                     ============    ============    ============    ============

Loss Per Common Share - Basic & Diluted
---------------------------------------

Loss from Continuing Operations                      $      (0.01)   $      (0.09)   $      (0.01)   $      (0.21)
Income from Operations of Discontinued Segment               --              0.01            --              0.00
                                                     ------------    ------------    ------------    ------------
Net Loss Per Common Share                            $      (0.01)   $      (0.08)   $      (0.01)   $      (0.21)

Weighted Average Common Shares Outstanding             10,342,896       8,037,399       9,292,577       7,309,746
                                                     ============    ============    ============    ============

See accompanying note to consolidated financial statements.

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)

                                             Common Stock            Additional
                                                                      Paid-in     Accumulated
                                         Shares        Amount         Capital       Deficit             Total
                                         ------        ------         -------       -------             -----

Balance,
January 1, 1998                         8,230,588   $     82,306   $ 12,947,406   $(12,781,577)   $    248,135

Net loss                                     --             --             --         (116,548)       (116,548)

Warrants issued for services                 --             --            3,600           --             3,600

Issuance of shares of Common Stock      3,240,000         32,400        967,000           --           999,400
                                       ----------   ------------   ------------   ------------    ------------

Balance,
June 30, 1998                          11,470,588   $    114,706   $ 13,918,006   $(12,898,125)   $  1,134,587
                                       ----------   ------------   ------------   ------------    ------------

See accompanying notes to consolidated financial statements.

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                     Six Months Ended June 30,
                                                                                        1998           1997
                                                                                        ----           ----
Cash Flows From Operating Activities
         Net Loss                                                                   $  (116,548)   $(1,463,016)
                                                                                    -----------    -----------
         Adjustments to reconcile net loss to net cash
             used in operating activities
            Depreciation and amortization                                               164,874        138,000
            Change in net liabilities of discontinued operation                          68,658           --
            Loss on sale or disposal of equipment                                         5,696          3,255
            (Increase) decrease in assets
                Trade accounts receivable                                              (411,022)      (281,444)
                Inventories                                                             (70,991)        25,629
                Other receivables                                                        (5,268)         3,058
                Prepaid expenses                                                        (90,604)       (69,800)
                Other assets                                                            (54,346)        11,401
            Increase (decrease) in liabilities
                Accounts payable                                                       (242,665)       392,433
                Accrued expenses                                                        159,077        130,153
                Other liabilities                                                          --          226,798
                                                                                    -----------    -----------
                    Total adjustments                                                  (476,591)       579,483
                                                                                    -----------    -----------
                         Net cash used in operating activities                         (593,139)      (883,533)
                                                                                    -----------    -----------
Cash Flows From Investing Activities
        Capital expenditures                                                            (98,562)      (212,275)
        Cash received from the sale of equipment                                          7,005           --
        Expenditures related to patents and patents pending                             (21,891)       (89,352)
                                                                                    -----------    -----------
                         Net cash used in investing activities                         (113,448)      (301,627)
                                                                                    -----------    -----------
Cash Flows From Financing Activities
        Proceeds from issuance of Common Stock                                          999,400           --
        Proceeds from exercise of stock options                                            --           19,375
        Proceeds from exercise of warrant                                                  --          140,250
        Proceeds from issuance of notes payable
          and long-term debt                                                            125,470           --
        Private offering costs                                                             --          (30,393)
        Principal payments under notes payable                                          (78,615)       (14,805)
                                                                                    -----------    -----------
                         Net cash provided by financing activities                    1,046,255        114,427
                                                                                    -----------    -----------
Net increase (decrease) in cash and cash equivalents                                    339,668     (1,070,733)
Cash and cash equivalents at beginning of period                                        135,396      1,369,843
                                                                                    -----------    -----------
Cash and cash equivalents at end of period                                          $   475,064    $   299,110
                                                                                    ===========    ===========

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest                                            $    57,396    $     7,423

During 1997, 1,714,101 shares of Common Stock were issued upon the conversion of 170,000 shares of Preferred Stock.
During 1997, certain adjustments were made to assets and liabilities acquired in the purchase of the 50% interest of
     H.E.R.C.  Consumer Products Company and, accordingly,  goodwill was reduced by $22,673.
During 1997, inventory with a value of $211,685 was reclassified to property and equipment.
During 1998, the value attributed to warrants issued to prepay future expenses was $3,600.

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

At June 30, 1998, the Company is not in compliance with certain covenants in the loan agreement; accordingly, the total indebtedness is classified as a current liability in the accompanying Consolidated Balance Sheets.

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

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 4 - Stockholders' Equity

During the second quarter of 1998, the Company sold 3,240,000 shares of Common Stock at $0.31 per share and received net proceeds of $999,400.



NOTE 5 - Discontinued Operation

During the fourth quarter of 1997, the Company determined that it would exit the agricultural business and commenced efforts to dispose of its investment in its wholly owned subsidiary, CCT Corporation, which is accounted for as a discontinued operation in the accompanying financial statements. Accordingly, the Consolidated Statements of Operations for the three months and six months ended June 30, 1997 are reclassified.

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Forward-Looking Statements
--------------------------

When used in this Form 10-QSB and in future filings by the Company with the Securities and Exchange Commission ("SEC") , in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "are expected", "the Company anticipates", "will continue", "believe", "project", "estimated", "will enhance" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933, as amended ("the Act"), and Section 21E of the Securities Exchange Act of 1934 as amended. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those currently anticipated or projected. Such risks include, but are not limited to, (i) a history of losses, accumulated deficit and periodically inadequate cash flow, (ii) the possible need for additional financing, (iii) a competitive market for some of its products, (iv) the need to expand its marketing program, (v) limited market acceptance of its industrial products and (vi) dependence on a limited number of customers. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect any anticipated events or circumstances occurring after the date of such statements.

This discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the related disclosures included elsewhere herein.

Results of Operations
---------------------

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997
-----------------------------------------------------------------------------

         Sales of $1,157,000 during the second quarter of 1998 are 55% ahead of 1997 second quarter sales of $744,000. The increase reflects substantial growth in Industrial Products sales. Industrial Products sales were $862,000 and $363,000 in 1998 and 1997 respectively. The increase in Industrial Products revenue is attributable to the continuing expansion of the Company's marine ship pipe line chemical cleaning services. The Company anticipates continued growth in marine revenue for the remainder of the year and into 1999. Consumer Products sales decreased from $381,000 in 1997 to $295,000 in 1998 due to increased competition.

         Consolidated gross margins were 47% and 7% in 1998 and 1997 respectively. Gross margin for Industrial Products of 53% in 1998 was a result of increased revenue from marine ship cleaning. Consumer Products margin was 31% in 1998 compared to 35% in 1997.

         Gross profit increased from $51,000 in 1997 to $547,000 in 1998 because a larger percentage of revenue came from the higher margin industrial work that the company has been focussing on growing. Loss from continuing operations was $95,000 in 1998 compared to $731,000 in 1997 because of a decrease of $229,000 in aggregate selling, general and administrative expenses combined with the above increase in gross profit. The decrease in aggregate selling, general and administrative expenses is a function of the Company's cost containment program implemented in the third quarter of 1997. Net loss was $94,690 in 1998 compared to $612,141 in 1997. The 1997 net loss includes income from operations of discontinued segment of $118,962.

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES
                Management's Discussion and Analysis of Financial
                 Condition and Results of Operations (Continued)

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997
-------------------------------------------------------------------------

         Sales of $2,139,000 during the first half of 1998 are 38% ahead of 1997 sales of $1,550,000. Industrial Products sales were $1,460,000 and $542,000 in 1998 and 1997 respectively, reflecting an increase of 169%. The increase in Industrial Products revenue is attributable to the continuing expansion of the Company's marine ship pipe line chemical cleaning services. Consumer products sales decreased from $1,008,000 in 1997 to $679,000 in 1998 due to increased competition and loss of market share.

         Consolidated gross margins were 49% and 18% in 1998 and 1997 respectively. Industrial Products margin increased to 59% because of the shift in revenue from municipal potable water pipe cleaning to marine ship pipe line cleaning, fire protection system cleaning and industrial chemical sales. Consumer Products margin was 26% in 1998 compared to 27% in 1997.

         Gross profit increased from $286,000 in 1997 to $1,038,000 in 1998 while aggregate selling, general and administrative expenses decreased by $687,000 resulting in a loss from continuing operations of $117,000 in 1998 compared to $1,504,000 in 1997. The reduction in selling, general and administrative expenses is directly attributable to the cost containment program put into place in the third quarter of 1997. Net loss was $116,548 in 1998 compared to $1,463,016 in 1997. The 1997 net loss includes income from operations of discontinued segment of $40,856.

Liquidity and Capital Resources
-------------------------------

         Cash and cash equivalents were $475,000 and $135,000 at June 30, 1998 and December 31, 1997 respectively while working capital was $4,000 compared to a working capital deficit of $834,000 at those respective dates. The increase in working capital is a function of the sale of Common Stock offset by the net loss.

         In the second quarter of 1998, the Company sold 3,240,000 shares of Common Stock at $0.31 per share and received net proceeds of $999,400.

         As of June 30, 1998 , the Company was not in compliance with certain covenants pertaining to its term loan. However, all payments required to service the debt have been made on a timely basis and the lender has taken no action to accelerate repayment of principal.

         Through the first half of 1998, the Company was able to generate cash flow necessary to support its ongoing business. The Company instituted a cost containment program for its selling, general and administrative expenses during the third quarter of 1997 and will continue to look for ways to contain costs. Management cannot assure that financial results for the balance of 1998 will provide sufficient positive cash flow to fund ongoing operations.

         Although the Company has sought to contain costs and its revenues have improved during the first six months of 1998, the financial condition of the Company may not be able to sustain operations on a current basis because of its dependence on a limited industrial business which is relatively new. Moreover, sales of its consumer products remain at low levels due to the competitiveness of the business, the comparable cost and limited marketing resources of the Company. The Company has required regular financings to continue its operations and anticipates it may need further financing in the future. There can be no assurance that the Company will be able to sell additional securities in the future or borrow needed funds. Substantially all the assets of the Company are pledged for its loan and receivables financings. To the extent that any future financing involves the sale of the Company's equity securities, the interest of the Company's then stockholders could be substantially diluted.

         The Company has received notification from its provider of financial and accounting software that such software is structured to accommodate the year 2000 and beyond.

PART II: OTHER INFORMATION


Item 2. Changes in Securities

Recent Sales of Unregistered Securities

During the second quarter of 1998, the Company sold 3,240,000 shares of Common Stock at $0.31 per share pursuant to an exemption from registration under
Section 4(2) of the Securities Act of 1933 and received net proceeds of $999,400.

During the second quarter of 1998, the Company issued to its employees, under the 1996 Equity Performance Plan, options to purchase 208,500 shares of Common Stock at the exercise price of $0.3125 per share pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 and received no proceeds on the grants.

During the second quarter of 1998, the Company, upon cancellation of prior options, granted repriced options to purchase 525,000 shares of Common Stock at exercise prices ranging from $0.31 to $0.3125 per share pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 and received no proceeds on the grants.

During the second quarter of 1998, the Company, upon cancellation of prior warrants, granted repriced warrants to purchase 227,583 shares of Common Stock at exercise prices ranging from $0.31 to $0.45 per share pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 and received no proceeds on the grants.

Item 5. Other Information

Notice to Stockholders Regarding 1999 Annual Meeting of Stockholders:

         Pursuant to Rule 14a-4 promulgated by the Securities and Exchange Commission, stockholders are advised that the Company's management will be permitted to exercise discretionary voting authority under proxies it solicits and obtains for the Company's 1999 Annual Meeting of Stockholders with respect to any proposal presented by a stockholder at such meeting, without any discussion of the proposal in the Company's proxy statement for such meeting, unless the Company receives notice of such proposal at its principal office in Phoenix, Arizona not later than May 18, 1999.

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



                                             H.E.R.C. PRODUCTS INCORPORATED
                                             ------------------------------
                                                      (Registrant)


Date: August 13, 1998                     By:    /s/ S. Steven Carl
                                            ------------------------------------
                                                 S. Steven Carl
                                                 Chief Executive Officer

                                          By:    /s/ Michael H. Harader
                                            ------------------------------------
                                                 Michael H. Harader
                                                 Chief Accounting Officer