Form 10QSB
period 1998-09-30
H E R C PRODUCTS INC
filed 1998-11-13
CIK 919010

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
    For the transition period from ____________ to ____________.


                         Commission File Number 1-13012

                         H.E.R.C. PRODUCTS INCORPORATED
           (Name of small business issuer as specified in its charter)

        Delaware                                          86-0570800
State of Incorporation:                      IRS Employer Identification Number:


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

                             YES ___X___    NO _______


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                                          OUTSTANDING AT
                      CLASS                              NOVEMBER 4, 1998
                      -----                              ----------------


               Common Stock, $.01 par value                 11,470,588


Transitional Small Business Development Format:    YES _____    NO __X__

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES



Index To Consolidated Financial Statements
PART I. FINANCIAL INFORMATION                                                         Page No.

        Consolidated Financial Statements:
        Consolidated Balance Sheets
               September 30, 1998 and December 31, 1997                                  3
        Consolidated Statements of Operations
               Three Months and Nine Months Ended September 30, 1998 and 1997            4
        Consolidated Statement of Stockholders' Equity
               Nine Months Ended September 30, 1998                                      5
        Consolidated Statements of Cash Flows
               Nine Months Ended September 30, 1998 and 1997                             6

        Notes to Consolidated Financial Statements                                       7

        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                       9


PART II.  OTHER INFORMATION

        Item 2 - Changes in Securities                                                  13

        Item 5 - Other Information                                                      13

        Item 6 - Exhibits and Reports on Form 8-K                                       14

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                               September 30,   December 31,
                                                                                   1998            1997
                                                                               ------------    ------------
                                                                               (Unaudited)
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                 $    358,738    $    135,396
     Trade accounts receivable, net of allowance for
        doubtful accounts of $22,911 and $36,205 respectively                       437,065         166,751
     Inventories                                                                    147,453          87,738
     Other receivables                                                               28,755          11,963
     Prepaid expenses                                                               120,100          98,757
                                                                               ------------    ------------
           Total Current Assets                                                   1,092,111         500,605
                                                                               ------------    ------------

PROPERTY AND EQUIPMENT
     Property and equipment                                                       1,047,985       1,057,470
           Less accumulated depreciation                                            316,342         235,253
                                                                               ------------    ------------
           Net Property and Equipment                                               731,643         822,217
                                                                               ------------    ------------

OTHER ASSETS
     Patents, net of accumulated amortization of
        $99,596 and $93,789 respectively                                             55,892          62,642
     Patents pending                                                                105,254          71,146
     Refundable deposits and other assets                                            93,439          93,021
     Goodwill, net of accumulated amortization of
        $12,225 and $8,150 respectively                                              96,444         100,519
                                                                               ------------    ------------
            Total Other Assets                                                      351,029         327,328
                                                                               ------------    ------------
                                                                               $  2,174,783    $  1,650,150
                                                                               ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                          $    224,593    $    583,571
     Accrued wages                                                                   35,998          91,450
     Current portion of notes payable                                               314,130         287,856
     Net liabilities of discontinued operation                                         --           261,272
     Other accrued expenses                                                         332,727         110,928
                                                                               ------------    ------------
            Total Current Liabilities                                               907,448       1,335,077
                                                                               ------------    ------------

LONG-TERM LIABILITIES
     Notes payable, net of current portion                                           39,771          66,938
                                                                               ------------    ------------
            Total Liabilities                                                       947,219       1,402,015
                                                                               ------------    ------------

STOCKHOLDERS' EQUITY

     Common Stock, $0.01 par value; authorized 40,000,000 shares;
        issued and outstanding 11,470,588 and 8,230,588 shares respectively         114,706          82,306
     Additional paid-in capital                                                  13,918,006      12,947,406
     Accumulated deficit                                                        (12,805,148)    (12,781,577)
                                                                               ------------    ------------
            Total Stockholders' Equity                                            1,227,564         248,135
                                                                               ------------    ------------
                                                                               $  2,174,783    $  1,650,150
                                                                               ============    ============

          See accompanying notes to consolidated financial statements.

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                       Three Months Ended September 30,    Nine Months Ended September 30,
                                                             1998            1997                 1998            1997
                                                             ----            ----                 ----            ----
SALES                                                    $    965,653    $    950,562        $  3,104,626    $  2,500,372
COST OF SALES                                                 535,736         668,923           1,636,785       1,932,500
                                                         ------------    ------------        ------------    ------------
GROSS PROFIT                                                  429,917         281,639           1,467,841         567,872
SELLING EXPENSES                                              131,482         235,841             414,677         724,970
GENERAL AND ADMINISTRATIVE EXPENSES                           395,945         547,970           1,233,800       1,867,082
                                                         ------------    ------------        ------------    ------------
OPERATING LOSS                                                (97,510)       (502,172)           (180,636)     (2,024,180)
                                                         ------------    ------------        ------------    ------------
OTHER INCOME (EXPENSE)
   Interest expense                                           (17,001)         (7,499)            (74,397)        (13,132)
   Loss on disposal of equipment                              (98,139)                           (103,835)
   Miscellaneous                                                6,818             554              13,891          24,323
   Expenses relating to settlement of lawsuits                (65,000)           --              (120,000)           --
   Gain on sale of patent                                        --              --                77,597            --
                                                         ------------    ------------        ------------    ------------
         Total Other Income (Expense)                        (173,322)         (6,945)           (206,744)         11,191
                                                         ------------    ------------        ------------    ------------
LOSS FROM CONTINUING OPERATIONS                              (270,832)       (509,117)           (387,380)     (2,012,989)
INCOME FROM OPERATIONS OF DISCONTINUED SEGMENT                   --            37,665                --            78,521
INCOME FROM DISPOSITION OF DISCONTINUED SEGMENT               363,809            --               363,809            --
                                                         ------------    ------------        ------------    ------------
NET PROFIT (LOSS)                                              92,977        (471,452)            (23,571)     (1,934,468)
NON-CASH DIVIDEND ON PREFERRED STOCK                             --            10,707                --            62,842
                                                         ------------    ------------        ------------    ------------
NET PROFIT (LOSS) ALLOCABLE TO COMMON STOCKHOLDERS       $     92,977    $   (482,159)       $    (23,571)   $ (1,997,310)
                                                         ============    ============        ============    ============

BASIC AND DILUTED EARNINGS PER COMMON SHARE

LOSS FROM CONTINUING OPERATIONS                          $      (0.02)   $      (0.06)       $      (0.04)   $      (0.27)
INCOME FROM OPERATIONS OF DISCONTINUED SEGMENT                   --              0.00                --              0.01
INCOME FROM DISPOSITION OF DISCONTINUED SEGMENT                  0.03            --                  0.04            --
                                                         ------------    ------------        ------------    ------------
NET PROFIT (LOSS) PER COMMON SHARE                       $       0.01    $      (0.06)       $      (0.00)   $      (0.26)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC                                                      11,470,588       8,230,588          10,026,559       7,620,067
DILUTED                                                    11,503,014       8,230,588          10,026,559       7,620,067
                                                         ============    ============        ============    ============

          See accompanying notes to consolidated financial statements.

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)


                                              Common Stock          Additional
                                                                      Paid-in     Accumulated
                                         Shares         Amount        Capital       Deficit           Total
                                         ------         ------        -------       -------           -----
BALANCE,
JANUARY 1, 1998                         8,230,588   $     82,306   $ 12,947,406   $(12,781,577)   $    248,135

Net Loss                                     --             --             --          (23,571)        (23,571)

Warrants issued for services                 --             --            3,600           --             3,600

Issuance of shares of Common Stock      3,240,000         32,400        967,000           --           999,400

                                       ----------   ------------   ------------   ------------    ------------

BALANCE,
SEPTEMBER 30, 1998                     11,470,588   $    114,706   $ 13,918,006   $(12,805,148)   $  1,227,564
                                       ==========   ============   ============   ============    ============

          See accompanying notes to consolidated financial statements.

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                            Nine Months Ended September 30,
                                                                                  1998           1997
                                                                                  ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
         Net Loss                                                             $   (23,571)   $(1,934,468)
                                                                              -----------    -----------
         Adjustments to reconcile net profit (loss) to net cash
             used in operating activities
            Depreciation and amortization                                         245,551        238,161
            Loss on sale or disposal of equipment                                 103,835          3,255
            (Increase) decrease in assets
                Trade accounts receivable                                        (270,314)      (486,916)
                Inventories                                                       (59,715)       178,147
                Other receivables                                                 (16,792)        19,117
                Prepaid expenses                                                  (63,343)       (39,546)
                Other assets                                                      (57,423)        (6,363)
            Increase (decrease) in liabilities
                Accounts payable                                                 (358,978)       547,712
                Accrued expenses                                                  166,347         97,265
                Change in net liabilities of discontinued operation              (261,272)          --
                Other liabilities                                                    --          145,201
                                                                              -----------    -----------
                    Total adjustments                                            (572,104)       696,033
                                                                              -----------    -----------
                         Net cash used in operating activities                   (595,675)    (1,238,435)
                                                                              -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
        Capital expenditures                                                     (149,059)      (287,711)
        Cash received from the sale of equipment                                    4,504           --
        Expenditures related to patents and patents pending                       (34,935)       (95,537)
                                                                              -----------    -----------
                         Net cash used in investing activities                   (179,490)      (383,248)
                                                                              -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from issuance of Common Stock                                    999,400           --
        Proceeds from exercise of stock options                                      --           19,375
        Proceeds from exercise of warrant                                            --          140,250
        Proceeds from issuance of notes payable
          and long-term debt                                                      137,431        250,000
        Private offering costs                                                       --          (30,393)
        Principal payments under notes payable                                   (138,324)       (23,377)
                                                                              -----------    -----------
                         Net cash provided by financing activities                998,507        355,855
                                                                              -----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              223,342     (1,265,828)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  135,396      1,369,843
                                                                              -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $   358,738    $   104,015
                                                                              ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

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

NOTE 2 - Inventories

Inventories are summarized as follows:

                                  SEPTEMBER 30, 1998       DECEMBER 30, 1997
                                  ------------------       -----------------

                  Raw Materials       $  11,709               $    4,136
                  Work in Progress       69,700                    2,131
                  Finished goods         66,044                   81,471
                                      ---------               ----------

                           Total       $147,453               $   87,738

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

At September 30, 1998, the Company is not in compliance with certain covenants in the loan agreement; accordingly, the total indebtedness is classified as a current liability in the accompanying Consolidated Balance Sheets.

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

NOTE 5 - Discontinued Operation

During the fourth quarter of 1997, the Company determined that it would exit the agricultural business and commenced efforts to dispose of its investment in its wholly owned subsidiary, CCT Corporation, which is accounted for as a discontinued operation in the accompanying financial statements. During the third quarter the Company completed the liquidation of CCT and recognized a gain of approximately $364,000 related to the sale of inventory previously written off, final adjustments of certain accruals and settlement of a licensing agreement. Accordingly, the Consolidated Statements of Operations for the three months and nine months ended September 30, 1997 are reclassified.

NOTE 6 - Settlement of Lawsuits

During 1998 the Company settled all outstanding lawsuits and the financial impact of these settlements is represented in the financial statements for the nine months ended September 30, 1998.

NOTE 7 - Subsequent Event

         In October, 1998, the Company signed a non-binding letter of intent to sell the assets of its consumer products subsidiary, H.E.R.C. Consumer Products, Inc. The proposal calls for cash consideration to be paid for the assets and inventory as of the closing date and a percentage of the adjusted revenue from the sale of former H.E.R.C. consumer products in excess of certain minimum dollar amounts for three years after the closing date. The sale of the subsidiary is subject to the negotiation and execution of a definitive purchase agreement which will contain customary representations, warranties, covenants and conditions to be met before closing, and the due diligence review by the proposed purchaser. No assurance can be given that the Company will conclude the purchase agreement on favorable terms, if at all, or that the sale will be consummated pursuant to the final purchase agreement.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

         Sales of $966,000 during the third quarter of 1998 were 1% ahead of 1997 third quarter sales of $951,000. Although sales remained relatively flat in total, Industrial Products sales increased 33% to $687,000 in 1998 from $517,000 in 1997 primarily because of growth in marine ship pipe line cleaning projects. Conversely, Consumer Products sales decreased 36% from $434,000 in 1997 to $279,000 in 1998 due to increased competition and loss of market share.

         Consolidated gross margins were 45% and 30% in 1998 and 1997 respectively. The increase in gross margin percentage is attributable to the change in revenue mix as noted above in addition to higher Industrial Products margins in 1998. Consumer Products margin was 33% in 1998 compared to 29% in 1997. Industrial Products margin was 49% in 1998 compared to 30% in 1997. The higher Industrial Products gross margin percentage is due to increased revenue from higher margin marine ship pipe line cleaning and reduced revenue from municipal water line cleaning.

         Gross profit increased from $282,000 in 1997 to $430,000 in 1998 due to the larger percentage of revenue from the industrial work discussed above. Loss from continuing operations was $271,000 in 1998 compared to $509,000 in 1997 because of a decrease of $256,000 in aggregate selling, general and administrative expenses combined with the above increase in gross profit offset by other expenses relating to settlement of lawsuits and disposition of equipment of approximately $165,000. The decrease in aggregate selling, general and administrative expenses is a function of the Company's cost containment program implemented in the third quarter of 1997. Net profit was $93,000 in 1998 compared to a net loss of $471,000 in 1997. The 1998 net profit includes income from disposition of discontinued segment of $364,000. The 1997 net loss includes income from operations of discontinued segment of $38,000.

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                Management's Discussion and Analysis of Financial
                 Condition and Results of Operations (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

         Sales of $3,105,000 during the first nine months of 1998 are 24% ahead of 1997 sales of $2,500,000. Industrial Products sales were $2,146,000 and $1,059,000 in 1998 and 1997 respectively, reflecting an increase of 103%. The increase in Industrial Products revenue is attributable to the continued expansion of the Company's marine ship pipe line chemical cleaning services. Consumer products sales decreased 34% from $1,442,000 in 1997 to $958,000 in 1998 due to increased competition and loss of market share.

         Consolidated gross margins were 47% and 23% in 1998 and 1997 respectively. Higher consolidated gross margin percentage in 1998 is a function of the increase in higher margin Industrial Products sales and the comparative decrease in lower margin Consumer Product sales in addition to higher Industrial Product margins in general. Industrial Products margin increased to 56% in 1998 compared to 16% in 1997 because of a shift in revenue from municipal potable water pipe cleaning to marine ship pipe line cleaning, fire protection system cleaning and industrial chemical sales. Consumer Products margin was 28% in both 1998 and 1997.

         Gross profit increased from $568,000 in 1997 to $1,468,000 in 1998 while aggregate selling, general and administrative expenses decreased by $944,000 resulting in a loss from continuing operations of $387,000 in 1998 compared to $2,013,000 in 1997. The reduction in selling, general and administrative expenses is a function of the cost containment program implemented during the third quarter of 1997. Net loss was $24,000 in 1998 compared to a net loss of $1,934,000 in 1997. The 1998 net loss includes income from disposition of discontinued segment of $364,000. The 1997 net loss includes income from operations of discontinued segment of $79,000.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents were $359,000 and $135,000 at September 30, 1998 and December 31, 1997 respectively while working capital was $185,000 compared to a working capital deficit of $834,000 at those respective dates. The increase in working capital is a function of the sale of Common Stock during the second quarter of 1998.

         In the second quarter of 1998, the Company sold 3,240,000 shares of Common Stock at $0.31 per share and received net proceeds of $999,400.

         As of September 30, 1998 , the Company was not in compliance with certain covenants pertaining to its term loan. However, all payments required to service the debt have been made on a timely basis and the lender has taken no action to accelerate repayment of principal.

         Through the first nine months of 1998, the Company was able to generate cash flow necessary to support its ongoing business. The Company instituted a cost containment program for its selling, general and administrative expenses during the third quarter of 1997 and continues to look for ways to contain costs. Management cannot assure that financial results for the balance of 1998 will provide sufficient positive cash flow to fund ongoing operations.

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                Management's Discussion and Analysis of Financial
                 Condition and Results of Operations (Continued)

If the subsequent event transaction discussed in the footnotes to the financial statements is consummated, the proceeds from the sale and the reduction of overhead will allow the Company to focus on the operations of the higher margin industrial products. Furthermore, if this deal is consummated, the Company will account for the sale as part of discontinued operations.

         The Company currently contracts with a few customers responsible for a majority of the Company's revenues, and the Company expects the high concentration levels to continue through 1998 and 1999. Thus, any material delay, cancellation or reduction of orders from these customers could have a material adverse effect on the Company's operations.

         Although the Company has sought to contain costs and its revenues have improved during the first nine months of 1998, the financial condition of the Company may not be able to sustain operations on a current basis because of its dependence on a limited industrial business which is relatively new. Moreover, sales of its consumer products remain at low levels due to the competitiveness of the business, the comparable cost and limited marketing resources of the Company. The Company has required regular financings to continue its operations and anticipates it may need further financing in the future. There can be no assurance that the Company will be able to sell additional securities in the future or borrow needed funds. Substantially all the assets of the Company are pledged for its loan and receivables financings. To the extent that any future financing involves the sale of the Company's equity securities, the interest of the Company's then stockholders could be substantially diluted.

YEAR 2000 COMPLIANCE DISCLOSURE

Many existing computer programs and databases use only two digits to identify a year in the date field ( i.e., 99 would represent 1999). These programs and databases were designed and developed without considering the impact of the upcoming millennium. Consequently, in the Year 2000, date sensitive computer programs may interpret the date "00" as 1900 rather than 2000. If not corrected, many computer systems could fail or create erroneous results in the Year 2000. The following disclosure is as required by SEC Release No. 33-7558.

Company's State of Readiness

The Company is currently assessing all of its internal and external systems and processes with respect to the Year 2000 issue. The Company has received notification from its provider of financial and accounting software that such software is structured to accommodate the year 2000 and beyond. The Company plans to continue to test all of its internal and external systems and processes (and the associated Year 2000 "fixes") for Year 2000 compliance during 1998 and 1999. As part of this process, the Company is assessing the potential impact of Year 2000 failures from vendors and outside parties upon its business and is currently taking steps to minimize that risk. Based on the Company's current state of readiness and the steps currently being taken (i.e., installing backup processes and systems), the Company does not believe that the Year 2000 problem will have a material adverse effect on the Company's financial position, liquidity or operations.

Company's Costs of Year 2000 Compliance

The Company estimates its total cost of Year 2000 compliance to be immaterial.

Company's Risks of Year 2000 Issues

         The Company believes that the risk of failure of its software due to the Year 2000 issue is minimal; however, there may be latent defects of which it is not aware that may cause disruption. To the extent the Company's vendors, service providers, and customers have significant Year 2000 failures, the Company may be affected by their inability to perform or from disruption in their providing services or orders.

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                Management's Discussion and Analysis of Financial
                 Condition and Results of Operations (Continued)

Company's Contingency Plans

         The Company is developing contingency plans with respect to significant Year 2000 issues within its control. For example, the Company is in the process of assessing and verifying the Year 2000 compliance of its raw material vendors. Verification will be accomplished through the use of written certifications. Any vendors not found to be Year 2000 compliant will be replaced, if possible, with vendors that are Year 2000 compliant.

  PART II:  OTHER INFORMATION


  Item 2. Changes in Securities

  Recent Sales of Unregistered Securities

  None

  Item 5.  Other Information

  None

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



                                    H.E.R.C. PRODUCTS INCORPORATED
                                              (Registrant)


Date: November 12, 1998
                                    /s/  S. Steven Carl
                                    -------------------
                                    S. Steven Carl
                                    Chief Executive Officer

                                    /s/  Michael H. Harader
                                    -----------------------
                                    Michael H. Harader
                                    Chief Financial Officer
                                    (Principal Accounting and Financial Officer)