Form 10KSB
period 1998-12-31
H E R C PRODUCTS INC
filed 1999-03-31
CIK 919010

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934: FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934:

    for the transition period from ________ to ________.

                         Commission File Number 1-13012

                         H.E.R.C. PRODUCTS INCORPORATED
                 (Name of small business issuer in its charter)

               Delaware                                     86-0570800
State of Incorporation or Organization        IRS Employer Identification Number

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $3,168,955

At March 11, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was $2,937,785 based on the closing market price of the Common Stock on such date as reported by the OTC BB Market of $0.39.

At March 11, 1999, there were 11,526,053 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes [ ]  No[X]

Documents Incorporated by Reference: None

FORWARD-LOOKING STATEMENTS

     Parts of this report describe historical information, such as the 1997 and 1998 operating results, and H.E.R.C. Products Incorporated ("HERC") believes the descriptions to be accurate. In contrast to describing the past, some sentences in this report indicate that HERC believes that events or financial results are likely to occur in 1999 or thereafter. These sentences typically use words or phrases like "believe," "expects," "anticipates," "estimates," "will continue" and similar expressions. Statements using those words or similar expressions are intended to identify "forward looking statements" as that term is used in
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include projections of operating results for 1999 and beyond, either concerning a specific segment of HERC's business, or concerning HERC as a whole.

     Actual results, however, may be materially different from the results projected in the forward looking statements, due to a variety of risks and uncertainties. These risks and uncertainties include those set forth in Item 1 of Part I hereof, entitled "Business," in Item 6 of Part II hereof, entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Exhibit 99.1 hereof and elsewhere in this report.

     The forward looking statements in this report are current only as of the date this report is filed with the Securities and Exchange Commission. After the filing of this report, HERC's expectations of likely results may change, and HERC may come to believe that certain forward-looking statements in this report are no longer accurate. HERC does not have an obligation to release publicly any corrections or revisions to any forward looking statements in this report, even if HERC believes the forward looking statements are no longer true.

                                     PART 1

ITEM 1. BUSINESS

GENERAL

     H.E.R.C. Products Incorporated is a chemical and engineering technology company that develops and patents products, equipment and services for use on water scale and corrosion in soils, on surfaces and in pipeline systems. HERC markets its products to wholesale and retail customers directly and through key strategic alliances. HERC's cleaning services are directed toward commercial, industrial, marine and municipal customers.

     Over time, most water systems, such as water delivery systems, sprinkler systems, waste systems, municipal pipes and water wells, become internally corroded and openings become tuberculated. The effect is a smaller diameter through which water and waste can travel and a less efficient system. HERC cleaning methodologies will remove the scale and corrosion and restore the efficiency of the system.

     HERC uses patented and other proprietary chemical products in its cleaning services. HERC's chemical technology is combined with water and then flushed through a pipe system that is no longer functioning properly. HERC's chemicals dissolve and remove scale and corrosion and retain the components of scale and corrosion in solution, even at highly concentrated levels, until they are flushed from the systems. The system may then be treated with other chemical products that retard corrosion or suppress the environment that supports biological growth and, thus, is maintained as a more efficient pipe system after the HERC cleaning. Many of the chemicals used by HERC are non-fuming, non-abrasive and non-flammable. Many of HERC's products are also certified biodegradable by Scientific Certification Systems, an independent certifying and testing laboratory ("Green Cross").

     HERC's chemical products were developed in response to the disadvantages of the more commonly used chemicals used in pipe system cleaning. Those chemicals are often toxic, fuming and corrosive. Because of these characteristics and the fact that they often are not biodegradable, they are considered to be pollutants. Cleaning water systems using such chemicals requires expensive clean-up and regulatory compliance costs and additional monitoring costs during and after use. HERC's chemical products were also developed to provide a more cost effective and efficient means of cleaning closed pipe systems in contrast to replacement, mechanical scraping or pigging.

HERC's products for the industrial market include Pipe-Klean(R) and Well-Klean(R), which remove encrustation from water pumping and distribution systems; Compound 360, Compound 400 and Slug(R) to clean and maintain cooling and other water treatment systems; and Line-Out(R) for salt removal from soil surfaces and the cleaning of drip irrigation systems. HERC also sells private label products utilizing its proprietary formulations or products complementary to its formulations for key customers.

     The relative contribution of the business segments to HERC's operating revenue and operating profit for the two years ended December 31, 1998, and the identifiable assets of each segment at the end of each of those years are included in Note 7 to the consolidated financial statements in this report.

     HERC was incorporated in Arizona in December 1986 and re-incorporated in Delaware in 1994. HERC executive offices, warehouse and manufacturing facility for some of the proprietary products are located in Phoenix, Arizona and its telephone number is (602) 492-0336.

PRODUCTS AND SERVICES

     Water is critical to many industries and uses, ranging from wells, waterlines, fire protection systems, heating and air-conditioning and most industrial production processes. Water is a chemically active substance and any surface that is regularly exposed to water is subject to corrosion by oxidation (such as rust). Since water is rarely pure, water exposed surfaces are also subject to scaling from dissolved minerals or biological corrosion from water born microbes. Scaling or corrosion will eventually lead to the plugging or fouling of the surface, pipe, pump, air condition system or other water exposed surface.

     The generally accepted treatment methods for water systems include replacement, mechanical cleaning, acid cleaning or hot chelating agent cleaning. HERC offers an alternative method of chemical cleaning which it believes is a significant improvement over these methods because it is faster, cheaper and more complete and has a lower environmental impact.

     Pipe-Klean and Well-Klean, the principal products of HERC used in its pipe system cleaning, act to remove scale and corrosion. These products have been tested and certified to ANSI/NSF Standard 60 by the National Sanitation Foundation (NSF) for use as well cleaning and pipe cleaning aids in drinking water systems. ANSI/NSF Standard 60 was developed to establish minimum requirements for the control of potential adverse human health effects from products added directly to water for its treatment. HERC believes that these products offer distinct advantages over the acid washes which are generally used to clean water systems, since the acid can cause additional corrosion and can be deemed to be hazardous waste for disposal purposes.

MARINE DIVISION

     The marine division focuses on the cleaning of shipboard pipe systems for water and wastewater. In particular, the vacuum waste systems aboard most marine vessels develop an evaporative scale in the pipe interiors which requires cleaning approximately once every 12-18 months. The principal customers of the marine division are the United States Coast Guard and the United States Navy. In September 1997, HERC received a five year contract from the United States Navy-Supervisor of Shipbuilding (SupShip) office in Portsmouth, Virginia. This contract calls for HERC to clean pipe systems on board ships based in the Norfolk area. The Portsmouth contract permits HERC to charge set amounts for its services. Other SupShip offices of the Atlantic Fleet and the maintenance office of the United States Coast Guard also are using the Portsmouth contract to have vessels cleaned. During 1997 HERC cleaned piping systems on board 23 United States vessels for an aggregate revenue of $707,000. During 1998 HERC cleaned piping systems on board a total of 72 United States vessels, for an aggregate revenue of $2,746,000. The aggregate revenues from the servicing of United States vessels represented 50% and 87% of consolidated sales from continuing operations for the fiscal years ended December 31, 1997 and 1998, respectively.

     The marine division also offers its services to non-United States owned vessels. HERC intends to market its services to merchant marine vessels and private recreational vessels in the future. To date, the sales attributable to this portion of the marine business have not been significant.

     In order to meet the requirements of the Portsmouth contract, and to better serve the East Coast market, HERC based the marine division in Portsmouth, Virginia during 1997. In 1998, HERC opened an office in San Diego to expand its ability to offer the marine services to the Pacific Fleet and Western United States Coast Guard. The division employs a sales staff located in both of its coastal offices to service its existing customers and to generate additional merchant marine and private vessel sales.

FIRE PROTECTION DIVISION

     The fire protection division is new for 1999 and these activities were operated under the Municipal and Industrial division in 1997 and 1998. This division developed during 1997 and 1998 as a result of two contracts with the McCarran International Airport in Las Vegas, Nevada. As is typical of many such systems, the sprinkler system had become severely corroded and was not achieving required operational levels. As a result of the cleaning done on this site, HERC has been recognized by the American and National Fire Sprinkler Associations as a rehabilitative method for fire protection systems. HERC is also pursuing certification by Factory Mutual and IRI-Hartford Steam Boiler, two of the major insurance companies of fire protection systems so that it will be able to market more aggressively its services to this segment of the pipe system market. HERC believes that these endorsements would be beneficial in its marketing, since insurance premiums are usually a reflection of a system performance. During 1997 and 1998, cleaning of fire protection systems provided sales of $25,000 and $100,000, respectively.

MUNICIPAL AND INDUSTRIAL DIVISION

     Municipal waterlines and industrial facilities represent the other market in which HERC may expand its existing business of pipe system cleaning. Because HERC's products used in this segment are ANSI/NSF Standard 60 certified HERC believes that it has a significant advantage in this business. The standards developed by the NSF that have been used to approve the HERC products have been adopted legislatively in 36 states and are policy in 12 others. HERC believes that no product can be used in a drinking water system in the United States without NSF certification.

     The most common problem found in municipal water lines and industrial water treatment lines is tuberculation. This is the development of chemical and biological corrosion inside the pipes to the point where the useful diameter of the pipe is severely restricted. It is not unusual to have a four-inch mainline with only one inch of useful diameter remaining. Tuberculation may also cause colored water, bad odors, unpleasant taste and increased chemical treatment and pumping costs. In industrial plants, tuberculation greatly reduces heat exchange, condensing and flow capacities.

     In addition to the cleaning done by it, HERC has developed a relationship with Calgon Corporation to address post cleaning corrosion inhibition. HERC works with Calgon Corporation to flush the system cleaned by HERC with their treatments that have the effect of retarding future corrosion that if not treated would cause the return of the tuberculation problems.

     In order to aid in the development of the patented process for cleaning municipal water lines, HERC developed a relationship with Bristol Water Company of the United Kingdom during 1998. Bristol Water is a large private water utility that is renowned for the development of technologies in underground water systems. Bristol Water Holdings, PLC, the parent company of Bristol Water also owns Newbore Systems Ltd. which was formed to engage in all types of chemical pipe cleaning in the United Kingdom. HERC expects to earn revenues from licensing fees, royalties and chemical sales to Newbore Systems Ltd.

     Because HERC has focused its attention in the marine segment and secondarily in the fire protection division where its margins are better and the sales cycle is faster, sales in the municipal and industrial segment have been minimal in 1998. One primary reason for this focus has been the long lead time to consummate municipal sales contracts and the expense of obtaining and servicing these contracts. Often payment is dependent on the work of other contractors and municipal approval processes. Although HERC focused its attention in this segment in 1995 to early 1997, it currently represents an insignificant portion of its business. HERC does not anticipate it becoming a significant part of its business in the near future.

INDUSTRIAL CHEMICALS DIVISION

     The industrial chemicals division manufactures and sells products using HERC's proprietary and patented formulas for applications in the removal of salt and scale and in the maintenance of water process systems. These products are currently Well-Klean(R), Line Out(R) and Process Water products.

     Well-Klean is used to remove scale and corrosion in deep water wells. Over time the well screen that allows water to be lifted with pumps becomes clogged. Well-Klean sales were $108,000 in 1998 and $109,000 in 1997.

     Line Out is used in the cleaning of drip irrigation systems and for salt removal from soils in the root zone of turf grasses on golf courses. Drip systems will clog with scale over time and require regular maintenance in order to continue to perform. HERC's Line Out product provides a superior method of providing for cleaning while also improving water distribution. In addition, the use of high salt content water by golf courses for irrigation has caused the need for a product to remove salt from the turf root zone. HERC manufactures Line Out as a private labeled product called Deliminate(R) for Eco Soil Systems, Inc. under an exclusive agreement for golf courses in the United States.

     Chlor*Rid is a product using HERC's core formula for removing salt from surfaces prior to the application of high performance paints or coatings. During 1998 HERC sold its half ownership of a patent covering this application to
Chlor*Rid International. Under the sales agreement HERC will maintain manufacturing rights of the product or royalties on future sales for the life of the patent which is about fourteen years.

     Process water products are sold primarily under the trade names Slug(R), Compound 360 and Compound 400. These are used in the de-scaling and maintenance of all types of process water systems. These include cooling towers, heat exchangers and condensers.

MARKETING AND DISTRIBUTION

     HERC markets its products and services through its marketing and sales staff and independent distributors and sales representatives. In 1997 and 1998, sales to the U.S. Navy under the 5 year Portsmouth contract were 34% and 66% respectively of consolidated sales from continuing operations. The aggregate revenues from the servicing of United States vessels, which includes sales from cleaning of vessels outside of the Portsmouth Contract, represented 50% and 87% of consolidated sales from continuing operations for the fiscal years ended December 31, 1997 and 1998, respectively.

     As discussed above, HERC has also entered into strategic relationships to market its products and services to its customers.

ADVERTISING

     HERC advertises and publishes in selected industry publications and initiates direct mail pieces to specific groups of potential consumers of its various products. HERC also uses an "800" number in connection with its advertising, direct mail programs and order entry. HERC is working on a web sight which will explain HERC's products and services and give detailed information about the Company. HERC expects the web sight (www.hercprod.com) to be on line by May 1, 1999. The primary emphasis of the advertising is to promote awareness of HERC corporation and its various products.

COMPETITION

     Regional contractors normally perform water well and waterline revitalization and rehabilitation. There are no major companies that dominate this business. The largest company in the water well field is Layne-Christensen, Inc. Chemicals used in cleaning water systems have generally been non-proprietary, readily available acids produced by such major chemical companies as DuPont, Dow Chemical Company, Hill Brothers Chemical Company and Vista Chemical Company. These companies are substantially larger and have far more extensive resources than HERC. To the extent that HERC seeks to sell its water system pipeline rehabilitation technology directly to end users, it may be perceived as competing with the regional contractors to which it might also seek to market its pipe rehabilitation products and technology. While they are not as large as the chemical producers, the contracting companies are still generally larger and more established in the industry than HERC.

     HERC anticipates that over time the companies with which it competes have the resources to develop, have developed, are developing, or may develop and market products and services directly competitive with those of HERC. Current competitors or new market entrants could produce directly new or enhanced products with features that render HERC's products obsolete or less marketable. HERC's competitive success will depend on its ability to promote and to adapt to technological changes and advances in the water systems treatment industry.

     In the opinion of HERC's management, HERC's products and methods are superior to other water system treatment chemicals and methods because they are easier to use, less expensive and are less harmful to the environment. HERC competes principally on the basis of these qualities and by securing strategic relationships with established companies. HERC has patent protection for certain of its technologies and is seeking to expand patent protection by making new applications with respect to its proprietary products and technologies in order to provide a diverse product base.

MANUFACTURING AND SUPPLIES

     The majority of HERC's industrial products are formulated and packaged at its plant in Phoenix, Arizona. The balance of these products are manufactured and packaged for it by a third party manufacturer located in Chandler, Arizona using HERC's formulas. HERC generally does not maintain long-term supply agreements with its suppliers and purchases raw materials pursuant to purchase orders or short-term contracts in the ordinary course of business. HERC believes that the raw materials and other supplies are available from a variety of sources and that there are numerous companies available to formulate and package its products.

PATENT AND TRADEMARK PROTECTION

     HERC has a series of United States patents for the use of its Pipe-Klean technology in the cleaning of potable water distribution systems and a United States patent on the mobile recirculation units employed in the pipe cleaning process. HERC has also received a Notice of Allowance for its basic pipe cleaning patent for the association of European countries and can obtain patents throughout Europe in 1999. Additionally, HERC has received its U.S. Patent application for "Pipe Cleaning and In-Line Treatment of Spent Pipe Cleaning Solution", an improvement on the basic pipe cleaning technology. The Company also received Notice of Allowances from the U.S. Patent Office during 1998 of applications that cover (1) the process of chemically cleaning water distribution systems including fire protection systems, (2) the process for vacuum waste pipe cleaning, (3) a process for pipe system cleaning and in-line treatment of spent cleaning solution and (4) a process for controlled carbonate removal from water conduit systems. Other patent applications are pending.

     There can be no assurance that any patents applied for will be obtained. Moreover, there can be no assurance that any patents will afford HERC commercially significant protection of its technology or that HERC will have adequate resources to enforce its patents. HERC believes that it has independently developed its proprietary technologies and they do not infringe the proprietary rights of others. Although HERC has received no claims of infringement, it is possible that infringement of existing or future patents or proprietary rights may occur.

     In the event that HERC's products infringe patent or proprietary rights of others, HERC may be required to modify its processes or obtain a license. There can be no assurance that HERC would be able to do so in a timely manner, upon acceptable terms and conditions or at all. The failure to do so could have a material adverse effect on HERC. In addition, there can be no assurance that HERC will have the financial or other resources necessary to defend a patent or proprietary rights action. Moreover, if any of HERC's products infringe patents or proprietary rights of others, HERC under certain circumstances could become liable for damages which could have a material adverse effect on HERC.

     h.e.r.c.(R), Well-Klean(R) II Concentrate, Pipe-Klean(R), and Line-out(R) are registered trademarks of HERC.

     HERC  relies on  proprietary  know-how  and  confidential  information  and employs various methods to protect the processes, concepts, ideas and documentation associated with its technology. However, such methods may not afford complete protection, and there can be no assurance that others will not independently develop such processes, concepts, ideas and documentation. Although HERC requires all of its employees to sign confidentiality agreements, there can be no assurance that HERC will be able to protect its trade secrets or that other companies will not acquire information that HERC considers to be proprietary. Moreover, there can be no assurance that other companies will not independently develop know-how comparable to or superior to that of HERC.

GOVERNMENT REGULATION

     Water pollution is a major focus of federal, state and local environment protection laws and regulations. The discharge from water systems treatment is subject to these laws and regulation. The water system treatment chemicals industry and HERC's operations are subject to extensive and significant regulation by federal, state and local governmental authorities. Some of such regulation is extensive and may from time to time have a significant impact on HERC's operations. The NSF has indicated that Pipe-Klean and Well-Klean comply with the standards for chemicals that can be used in cleaning drinking water systems. In addition, many of HERC's products are Green Cross certified as biodegradable. Products are biodegradable if they can be broken down into carbon dioxide, water and minerals without harmful effects to the environment.

     Some of HERC's products require the use of a chemical that is classified under applicable laws as a corrosive chemical and substance. There can be no assurance that HERC will not incur environmental liability arising out of the use of corrosive substances. To date, HERC does not believe that it has incurred any such liability. HERC does not maintain insurance to compensate it for any liabilities it may incur if it were to violate environmental laws or regulations. The use of certain chemicals contained in HERC's products is subject to frequently changing federal, state and local laws and substantial regulation under these laws by governmental agencies, including the EPA, the Occupational Health and Safety Administration, various state agencies and county and local authorities acting in conjunction with federal and state authorities. Among other matters, these regulatory bodies impose requirements to control air, soil and water pollution, to protect against occupational exposure to such chemicals, including health and safety risks, and to require notification of the storage, use and release of certain corrosive chemicals and substances.

     HERC has obtained certification for its Pipe-Klean, Pipe-Klean Preblend, Acid Klean and Pipe-Klean Neutralizer products as "pipe cleaning aids" under ANSI/NSF Standard 60 from NSF for use in potable water distribution systems. Also, HERC has obtained ANSI/NSF Standard 60 certification for their Well-Klean II Concentrate, Acid Klean and Well-Klean Preblend products as "well cleaning aids" for potable water wells.

     HERC believes that it is in substantial compliance with all material federal, state and local laws and regulations governing its business operations and has obtained all material licenses, authorizations, approvals, orders, certificates and permits required for the operation of its business. There can be no assurance that HERC in the future will be able to comply with current or future government regulations in every jurisdiction in which it will conduct its business operations without substantial sanctions, including restrictions on its business operations, monetary liability and criminal sanctions, any of which could have a material adverse effect upon HERC's business.

     Advertising relating to HERC's products is subject to the review of the Federal Trade Commission and state agencies, pursuant to their general authority to monitor and prevent unfair or deceptive trade practices. In addition, the Consumer Products Safety Commission regulates the labeling of HERC's products.

RESEARCH AND DEVELOPMENT

     The Company estimates that it spent $7,500 on research and development activities during 1998.

DISCONTINUED OPERATIONS

     During the fourth quarter of 1997, HERC discontinued the operations of its wholly owned subsidiary, CCT Corporation. CCT manufactured and distributed proprietary agricultural products. CCT is treated as a discontinued operation.

     On December 9, 1998, HERC sold its wholly-owned subsidiary, HERC Consumer Products, Inc. HERC Consumer Products marketed and sold consumer products to wholesale and retail customers. HERC received an initial payment of $200,000 at the closing and will receive a royalty payment of 3% of the adjusted revenue above $1,000,000 for some of the consumer products for three years after the closing date. All remaining consumer product inventories were purchased as part of the transaction.

     The operating results relating to these businesses have been segregated from continuing operations and reported as a separate line item on the consolidated statement of operations. Certain 1997 amounts have been restated to conform to the 1998 presentation.

EMPLOYEES

     As of March 3, 1999, HERC had 37 employees of which 19 are full time. Two are officers, twenty-five are engaged in field operations and production, six are in administration, and four are in marketing and sales. Some of the field employees are part time. None of HERC's employees is represented by labor unions or covered by a collective bargaining agreement. HERC believes that its relationship with its employees is satisfactory.

SEASONALITY

     Sales of Pipe-Klean and Well-Klean products are seasonal in those parts of the United States in the snow belt. Seasonal sales can result in uneven cash flow for HERC, which may require HERC to obtain and maintain short-term financing arrangements. In the event such financing arrangements are not available or, once acquired, cease to be available, HERC's operations and financial condition could be materially adversely affected.

ITEM 2. DESCRIPTION OF PROPERTY

     HERC leases 15,700 square feet of office and warehouse facilities in Phoenix, Arizona, 5,530 square feet of office and warehouse facilities in Portsmouth, Virginia, and 2400 square feet of office and warehouse facilities in National City, California. The Phoenix location is under an operating lease that expires on July 31, 2001 and provides for monthly payments escalating from $8,796 to $10,053 over the term of the lease. The Portsmouth facility is under an operating lease expiring December 31, 1998, with an option to extend the lease for three (3) additional years to December 31, 2001. The lease provides for monthly payments escalating from $2,225 to $2,640 over the term of the lease, including the extension term. The National City location is under a month to month operating lease with payments of $1,440 per month and requires a 30-day written notice to cancel.

     The Company has no policy regarding investments in real estate, real estate mortgages, or securities of persons primarily engaged in real estate activities. However, the Company currently holds no such investments.

ITEM 3. LEGAL PROCEEDINGS

     On or about January 14, 1999 in the Supreme Court of the State of New York, County of Suffolk, the Suffolk County Water Authority and R & L Well Drilling, LLC filed a civil claim against HERC as a third-party plaintiff in a civil action filed on April 8, 1998 by five individual residents of Ronkonkoma, New York, alleging negligence resulting in personal injury and seeking monetary damages of $11 million. HERC has substantially denied liability for the original claim, which has been submitted to its insurance carrier under its comprehensive general liability insurance policy.

     Although the resolution of this matter is not known, management and its legal counsel believe HERC has meritorious defenses and believes the outcome will have no material effect on HERC's financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of HERC's security holders through solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended December 31, 1998.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

TRADING MARKETS

     The common stock of HERC is listed on the OTC BB Market and on the Boston Stock Exchange under the symbols "HERC" and "HER", respectively. The OTC BB Market is the principal market for the common stock.

     The following table sets forth the high and low prices of the common stock as quoted by OTC BB for the periods indicated. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

         1998                                         High          Low
         ----                                         ----          ---
     First Quarter                                  $ 0.594       $ 0.250
     Second Quarter                                   0.438         0.250
     Third Quarter                                    0.438         0.250
     Fourth Quarter                                   0.375         0.188

         1997                                         High          Low
         ----                                         ----          ---
     First Quarter                                  $ 2.500       $ 1.250
     Second Quarter                                   1.875         1.188
     Third Quarter                                    1.719         0.969
     Fourth Quarter                                   1.156         0.250


     On March 19, 1999 the closing price for the common stock as quoted by OTC BB was $0.375.

HOLDERS

     As of March 12, 1999, there were 96 record holders of the common stock. HERC believes that as of such date there were approximately 1,650 beneficial holders of the common stock.

DIVIDENDS

     To date, HERC has not paid any cash dividends on its common stock, and it does not anticipate paying any cash dividends. HERC intends to retain all earnings, if any, for use in its business for the foreseeable future.

RECENT SALES OR GRANTS OF UNREGISTERED SECURITIES

The following relates to all securities of HERC sold or granted within the last fiscal year which were not registered under the Securities Act of 1933.

                                        Consideration received
                                          and description of
                                        underwriting or other    Exemption
                                         discounts to market       from
                Title of                  price afforded to     registration    Terms of
Date of grant   security       Amount          purchasers         claimed       exercise
-------------   --------       ------   ----------------------  ------------    --------
4/17/98-       Common Stock  3,240,000         $999,400           Section          N/A
6/5/98                                                              4(2)

4/9/98-         Incentive      218,500     Incentive stock        Section     Exercisable at
8/3/98        Stock Options               options granted to        4(2)        prices of
               to purchase                employees with no                    $0.31-$0.41
              Common Stock              consideration received               through 8/31/04

5/1/98-        Warrants to      25,000        Consulting          Section     Exercisable at
10/30/98        purchase                       services             4(2)        prices of
              Common Stock                                                     $0.22-$0.35
                                                                             through 9/10/05

10/1/98       Common Stock      21,333     Board of Director      Section         N/A
                                               Services             4(2)

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

GENERAL

     During the fiscal year ended December 31, 1998, HERC sold its consumer products division. This is currently accounted for as a discontinued operation (See Note 2 to the consolidated financial statements). The following discussion does not include the results of the consumer products division or the results of CCT that was discontinued in 1997.

1998 COMPARED WITH 1997

     Sales from continuing operations for the fiscal year ended December 31, 1998 were $3,169,000 compared to $1,405,000 in 1997. The marine division accounted for $2,746,000 in 1998, of which $2,095,000 was billed under the five year Portsmouth contract with the United States Navy-Supervisor of Shipbuilding. The marine division accounted for $707,000 in 1997 of which $475,000 was billed under the Portsmouth contract. Sales from pipe rehabilitation services from municipal chemical cleaning which includes chemical feed line, fire protection system and other industrial work produced $173,000 in 1998 and $400,000 in 1997. Industrial chemical sales were $250,000 in 1998 compared to $246,000 in 1997.

     The sales of HERC in 1998 have shifted primarily to those from the marine division as compared to earlier years. The reason for this is that 1998 represents a full year of providing services under the Portsmouth contract compared to four months in 1997 and the cleaning of seventy-two vessels in 1998 compared to twenty-three vessels in 1997. HERC has also focused its sales and marketing efforts in this division because of the higher margins it yields compared to the municipal chemical cleaning segment that was its earlier principal focus. Sales in 1998 also reflect the commencement of offering services in the fire protection segment. HERC plans to pursue marketing in this segment of the pipe cleaning market in 1999 in a controlled manner. At this time, HERC cannot predict whether it will secure many contracts and generate profits in this segment since it is a new segment. Sales of industrial chemicals remained about the same from one year to the next. Sales from the pipe rehabilitation and municipal segment declined because of the focus of HERC on the marine sales. The shift in focus resulted from the fact that these sales typically require substantial sales efforts and costs and a long sales cycle to secure a contract. Additionally, servicing the contracts is subject to dependence on other contractors, seasonality and longer payment cycles and results in lower margins.

     Consolidated gross margins were 58% in 1998 and 20% in 1997. The improvement is a result of the shift in revenue from municipal potable water cleaning projects to marine pipe line chemical cleaning projects.

     Gross profit increased from $287,000 in 1997 to $1,841,000 in 1998 due to the revenue shift discussed above. Selling expenses decreased from $422,000 in 1997 to $367,000 in 1998 while general and administrative expenses decreased from $2,487,000 in 1997 to $1,631,000 in 1998. The decrease in selling, general and administrative expenses is attributable to management's cost containment program put into effect during the third quarter of 1997. Additionally, 1997 included $276,000 to write down certain unamortized patent costs. Management plans to continue to find ways to contain, curtail or cut overhead expenses as it finds opportunities to do so.

     For the year ended December 31, 1998, HERC's operating loss was $157,000 compared to $2,621,000 for the same period in 1997. Additionally, net income for 1998 was $40,000 consisting of income from discontinued operations of $571,000 offset by a loss from continuing operations of $531,000. This compares to a net loss for 1997 of $4,462,000 consisting of a loss from continuing operations of $2,634,000 and a loss from discontinued operations of $1,828,000.

     As HERC continues to focus on the marine segment and begins to sell its services in other segments and as it continues to control expenses, it anticipates that revenues will increase in 1999 over those of 1998. This belief is based on the results of operations of the fourth quarter and the impact of actions taken in 1997 and 1998, but is subject to change depending on many factors, including continuing to provide services under the Portsmouth contract, expanding operations to the Pacific Fleet, securing contracts from the merchant marine fleets and controlling costs. It also depends on many factors outside the control of HERC, such as maintenance of its competitive advantages among other things.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents were $243,000 at December 31, 1998 and $135,000 at December 31, 1997 while working capital was $449,000 and a deficit of $834,000 at those respective dates. The increase in cash and working capital during 1998 is a function of the private placement of restricted common stock during the second quarter of 1998 offset by cash used in operating activities, investing activities and principal payments of short and long term debt.

     As of December 31, 1998, HERC had paid off its $250,000 term loan from InterEquity and had total other long-term debt of $25,000. Additionally, as of December 31, 1998, HERC had no factored receivables under its factoring facility although this credit facility is available as a source of cash if HERC needs it. (See Note 4 to the consolidated financial statements)

     During the fourth quarter of 1998, HERC concluded the sale of its wholly owned subsidiary, HERC Consumer Products, Inc. which marketed and sold consumer products to wholesale and retail customers. HERC was paid a cash consideration of $200,000 at the closing and will be paid a 3% royalty of the adjusted revenue above $1 million for certain consumer products for the three years after the closing date. All remaining consumer products inventories were purchased as a part of the transaction.

     In the second quarter of 1998, HERC sold 3,240,000 shares of Common Stock at $0.31 per share and received net proceeds of $999,400.

     HERC currently contracts with a few customers responsible for a majority of HERC's revenues, and HERC expects the high concentration levels to continue through 1999. Thus, any material delay, cancellation or reduction of orders from these customers could have a material adverse effect on HERC's operations.

     Management has no plans to sell additional securities to raise cash and can make no guarantee that it could sell additional securities. However, any such sale, if necessary, would substantially dilute the interest of HERC's existing stockholders.

YEAR 2000 COMPLIANCE DISCLOSURE

     Many existing computer programs and databases use only two digits to identify a year in the date field (i.e., 99 would represent 1999). These programs and databases were designed and developed without considering the impact of the upcoming millennium. Consequently, in the Year 2000, date sensitive computer programs may interpret the date "00" as 1900 rather than 2000. If not corrected, many computer systems could fail or create erroneous results in the Year 2000.

COMPANY'S STATE OF READINESS

     HERC is currently assessing all of its internal and external systems and processes with respect to the Year 2000 issue. HERC has received notification from its provider of financial and accounting software that such software is structured to accommodate the year 2000 and beyond. HERC plans to continue to test all of its mission critical internal and external systems and processes (and the associated Year 2000 "fixes") for Year 2000 compliance during 1999. As part of this process, HERC is assessing the potential impact of Year 2000 failures from vendors and outside parties upon its business and is currently taking steps to minimize that risk. Based on HERC's current state of readiness and the steps currently being taken (i.e., installing backup processes and systems), HERC does not believe that the Year 2000 problem will have a material adverse effect on HERC's financial position, liquidity or operations.

COMPANY'S COSTS OF YEAR 2000 COMPLIANCE

     HERC estimates its total cost of Year 2000 compliance to be immaterial.

COMPANY'S RISKS OF YEAR 2000 ISSUES

     HERC believes that the risk of failure of its software due to the Year 2000 issue is minimal; however, there may be latent defects of which it is not aware that may cause disruption. To the extent HERC's vendors, service providers, and customers have significant Year 2000 failures, HERC may be affected by their inability to perform or from disruption in their providing services or orders.

COMPANY'S CONTINGENCY PLANS

     HERC is developing contingency plans with respect to significant Year 2000 issues within its control. For example, HERC is in the process of assessing and verifying the Year 2000 compliance of its raw material vendors. Verification will be accomplished through the use of written certifications. Any vendors not found to be Year 2000 compliant will be replaced, if possible, with vendors that are Year 2000 compliant.

OTHER MATTERS

     In June 1997, SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," were issued. No. 130 specifies presentation of comprehensive income and its components; No. 131 requires certain additional information on operating segments, products and services, geographic areas and major customers. Implementation of both statements, which are effective for 1998 and future years, will have no material impact on HERC's financial statements.

ITEM 7. FINANCIAL STATEMENTS

     See Index to Financial Statements on page F-1 attached hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable

                                   PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Name                    Age                   Position
----                    ---                   --------
S. Steven Carl          41    Chairman of the Board of Directors, Chief
                              Executive Officer and President

Michael H. Harader      31    Vice President of Finance, Chief Financial Officer

Salvatore DiMascio      59    Director

Robert M. Leopold       73    Director

Dr. Jerome H. Ludwig    65    Director

R. John Armstrong       55    Director

S. Steven Carl has been the Chief Executive Officer and a Director of HERC since August 1995 and was President of HERC from August 1995 to February 28, 1996. Effective February 28, 1996, Mr. Carl became Chairman of the Board and resigned as President of HERC. Mr. Carl was re-appointed President in May 1997. From May 1992 to August 1995, Mr. Carl was the President and Chief Executive Officer of CCT Corporation, a wholly owned subsidiary of HERC acquired in May 1995.

Michael H. Harader has been Vice President of Finance since July 27, 1998. Effective October 27, 1998, Mr. Harader became Chief Financial Officer. Mr. Harader joined HERC in January 1996 and has held positions as Controller and Accounting Manager. From January 1992 until February 1994, Mr. Harader was Corporate Controller of 90 Clothing Company, Inc. From April 1994 until January 1996, Mr. Harader was Credit Manager of Isley's RV Service Center, Inc. Mr. Harader is a Certified Public Accountant.

Salvatore DiMascio has been a Director of HERC since September 3, 1996. Since 1986, Mr. DiMascio has been President of DiMascio Venture Management, a management and investment consulting firm. From June 1994 to June 1997, Mr. DiMascio was Executive Vice President and Chief Financial Officer of Anchor Gaming, a public company. Among other executive level positions held during his 30-year career, Mr. DiMascio was Senior Vice President and Chief Financial Officer of Conair Corporation. In addition, he has experience in industrial products manufacturing, distribution and other service industries. Mr. DiMascio is currently a Director of U.S. Communications Inc., Fotoball USA and Colorado Casino Resorts, Inc., all public companies. Mr. DiMascio is a Certified Public Accountant.

Robert M. Leopold has been a Director of HERC since June 5, 1996. Mr. Leopold has been the President of Huguenot Associates, a financial and business consulting firm since 1977, and the Chairman of the Board of International Asset Management Group, Inc. since 1983. During 1997, Huguenot Associates was a consultant to HERC. From June 1982 to December 1990, Mr. Leopold held various positions with Insituform of North America, Inc., including Vice Chairman (1982-1986), Chief Executive Officer (1986-1989), Chairman (1986-1987) and
Advisor to the Chairman (1989-1990). Mr. Leopold was also a director of Insituform Mid-America, Inc. Mr. Leopold is a Director of Infodata Systems, Inc., Dental Services of America and Standard Security Life Insurance Company of New York, a wholly owned subsidiary of Independence Holding Company.

Dr. Jerome Ludwig has been a Director of HERC since June 1993. He retired in September 1997 as Executive Vice President and Secretary of HERC to which positions he was elected in June 1993. Dr. Ludwig continues as a consultant to HERC. For more than five years prior to 1993, he served as a scientific consultant to HERC and also was engaged in acquisition/divestiture consulting. Dr. Ludwig has spent over 40 years in marketing and product development in the chemical, plastics and pharmaceutical industries and holds 25 United States patents.

R. John Armstrong has been a Director of HERC since January 1, 1999. Mr. Armstrong served eleven years in the U.S. Navy, with experience in ship design, construction and maintenance, with a four year tour at a SupShip (supervisor of shipbuilding office), serving in quality assurance, contracts and planning departments in addition to serving two years on the engineering faculty at the Naval Academy. Following his resignation from the Navy, Mr. Armstrong served as a Project Manager and, ultimately, Executive Vice President of a professional services company in Washington DC, providing engineering and computer services to a broad spectrum of clients. In 1986 he became the President of Seaward Marine Services, Inc., engaged in international diving services.

BOARD OF DIRECTORS; COMMITTEES

     Directors are elected to serve until the next annual meeting of stockholders of HERC or until their successors are qualified and elected. Officers serve at the discretion of the Board of Directors subject to any contracts of employment.

     Outside Directors elected at duly convened annual shareholder's meetings or other properly convened Board elections are compensated by an annual Outside Director's Retainer in the amount of $15,000 per annum, payable in (a) $1,500 paid in cash semi-annually on the first day of the second and fourth quarters following such election, (b) $1,000 paid in cash for personal attendance at duly convened quarterly meetings of the Board, and (c) the issuance of HERC restricted common stock payable quarterly on the first day of each quarter in an amount equivalent to $2,000 of market value measured on the close of trading of the last trading day of the prior quarter, plus out-of-pocket expenses.

     The Board held five meetings during the year ended December 31, 1998.

     The  Board  of  Directors  has   established  an  Audit   Committee  and  a
Compensation Committee.

     The Audit Committee, currently comprised of Messrs. DiMascio and Leopold, has been formed to: (i) recommend annually to the Board of Directors the appointment of the independent auditors of HERC; (ii) review with the independent auditors the scope of the annual audit and review their final report relating thereto; (iii) review with the independent auditors overall accounting practices, policies, and accounting and financial controls of HERC; (iv) be available to the independent auditors during the year for consultation and (v) review related party transactions by HERC on an ongoing basis and review potential conflicts of interest situations where appropriate. The Audit Committee held one meeting during the year ended December 31, 1998.

     The Compensation Committee, currently comprised of Messrs. Carl, DiMascio and Leopold, has been formed to review overall executive compensation and review HERC's employee benefit plans. The Compensation Committee held two meetings during the year ended December 31, 1998.

     HERC is obligated through May 1999, if so requested by Whale Securities Co., L.P. ("Whale"), the underwriter of its initial public offering in May 1994, to nominate and use its best efforts to elect Whale's designee as a director of HERC, or at Whale's option, as a non-voting advisor to the Board. Whale has not exercised its right to designate such a person.

     HERC is obligated through April 2001, if so requested by GKN Securities Corporation ("GKN"), the placement agent of its April 1996 private placement, to nominate and use its best efforts to elect GKN's designee as a director of HERC or, at GKN's option, as a non-voting adviser to the Board of Directors. GKN has not exercised its right to designate such a person.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchanges Act of 1934, as amended, requires HERC's directors and officers and persons who beneficially own more than ten percent of HERC's Common Stock to file with the Securities and Exchange Commission ("SEC") and the Boston Stock Exchange initial reports of ownership of Common Stock in HERC. Officers, directors and greater-than-ten percent of shareholders are required by SEC regulation to furnish HERC with copies of all
Section 16(a) reports they filed. To HERC's knowledge, based solely on review of the copies of such reports furnished to HERC and written representation that no other reports were required, during the year ended December 31, 1998, such persons complied with all Section 16(a) filing requirements, with the exception of Mr. John A. Gulick III, the Secretary of HERC, who did not timely file Forms 3 and 4 during 1998 in respect of two warrants.

ITEM 10. EXECUTIVE COMPENSATION

     Set forth in the following table is information about the salary paid or accrued to each officer and director receiving compensation of at least $100,000, and the Chief Executive Officer, (collectively, the "Named Executive Officers") for the three years ended December 31, 1998.

      Name & Principal Position                 Year        Salary
      -------------------------                 ----        ------
S. Steven Carl   Chairman of the Board,         1998       $ 82,100
                 Chief Executive Officer,       1997       $100,100
                 President and Director         1996       $115,500

     Other than the cash compensation set forth in the table, the Named Executive Officer did not receive non-cash benefits having a value exceeding 10% of his cash compensation.

STOCK OPTION PLANS

     In 1993, the Board of Directors of HERC adopted a Stock Option Plan ("1993 Plan") pursuant to which 350,000 shares of Common Stock were reserved for issuance to key employees, including officers. Key employees are persons whose efforts, knowledge and expertise are integral to the operations and success of HERC. The Board of Directors administers the 1993 Plan, but the Board of Directors may appoint a committee to act on its behalf. Such options can be incentive stock options ("ISOs") within the meaning of the Internal Revenue Code of 1986, as amended, or options not qualifying as ISOs ("Non-qualified options"). The exercise price of any ISO cannot be less than 100% of the fair market value per share of Common Stock on the date of grant (110% of such fair market value if the grantee owns stock possessing more than 10% of the combined voting power of all classes of HERC's stock). No options may be granted after the year 2003. As of December 31, 1998, HERC had issued under the 1993 Plan 250,000 options exercisable at prices ranging from $0.3125 to $2.50 per share.

     In 1996, the Board of Directors of HERC adopted the 1996 Equity Performance Plan ("1996 Plan") pursuant to which 1,000,000 shares of Common Stock were reserved for issuance to key employees, officers, directors and consultants of HERC and its subsidiaries, as both ISOs and non-qualified options and other equity based awards. Holders of these awards are persons whose efforts, knowledge and expertise are integral to the operations and success of HERC. The Board of Directors administers the 1996 Plan, but the Board of Directors may appoint a committee to act on its behalf. The exercise price of any ISO cannot be less than 100% of the fair market value per share of Common Stock on the last trading day before the date of grant (110% of such fair market value if the grantee owns stock possessing more than 10% of the total combined voting power of all classes of HERC's stock). The exercise price of a Non-qualified Option may not be less than 100% of the fair market value on the last trading day before the date of grant. No options may be granted after the year 2006. As of December 31, 1998 HERC had issued options under the 1996 Plan to acquire 567,500 shares of Common Stock, exercisable at prices ranging from $0.3125 to $1.75 per share.

OTHER OPTIONS AND WARRANTS

     In addition to the options under the 1993 Plan and the 1996 Plan, HERC has outstanding the following options and warrants as of December 31, 1998: (i) warrants to purchase 85,000 shares of Common Stock at $3.00 per share issued to Perrin, Holden & Davenport Capital Corporation in connection with its private placement in December 1996, (ii) warrants to purchase an aggregate of 3,214,902 shares of Common Stock at $2.00 per share issued to investors in the April 1996 private placement, (iii) an option to purchase 171,490 units, each unit consisting of one share of Common Stock and one warrant to purchase one share of Common Stock at $2.00 per share, issued to GKN and its designees in connection with the private placement in April 1996, (iv) warrants issued to original insiders and a consultant to purchase an aggregate of 100,000 shares of Common Stock at $5.00 per share, (v) warrants to purchase an aggregate of 130,000 shares of Common Stock at $6.50 per share issued to Whale, the underwriter of HERC's initial public offering, (vi) warrants issued to original bridge financing investors and consultants to purchase 605,000 shares of Common Stock at prices ranging from $1.06 to $2.75 per share, (vii) other options issued to employees and a former director to purchase 490,000 shares of Common Stock at prices ranging from $0.31 to $4.00 per share, (viii) warrants to purchase 300,000 shares of Common Stock at prices ranging from $1.31 to $2.00 per share, issued to GKN and its designees in connection with the exercise of 150,000 units in June 1997 and (ix) warrants to purchase 125,000 shares of Common Stock at prices ranging from $1.18 to $1.47 issued to InterEquity in connection with the term loan in September 1997. All of the foregoing securities are exercisable into an aggregate of 6,210,382 shares of Common Stock.

     The following charts set forth certain information with respect to options granted to the Named Executive Officers:

Options Granted in Last Fiscal Year

                               % of Total Options
                   Options    Granted to Employees  Exercise   Date   Expiration
Name             Granted (1)     In Fiscal Year      Price    Vested     Date
--------------   -----------  --------------------  --------  ------     ----
S. Steven Carl     100,000             46%          $0.3125    1998      2003

Aggregate Year-End Option Values

                           Number of                         Value of
                      Unexercised Options             Unexercised in-the-money
                      At December 31, 1998          Options at December 31, 1998
                 ----------------------------       ----------------------------
Name             Exercisable    Unexercisable       Exercisable    Unexercisable
--------------   -----------    -------------       -----------    -------------
S. Steven Carl     177,500         72,500               0(2)            0(2)

(1)  During 1998, S. Steven Carl had 150,000 options repriced to $0.3125.
(2) The market value at December 31, 1998 of the Common Stock underlying the options was $0.2344 per share. The options are exercisable at prices of $0.3125 or more.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of January 31, 1999 certain information regarding the beneficial ownership of shares of Common Stock by (i) each person who is known by HERC to beneficially own 5% or more of the outstanding shares of Common Stock; (ii) each of HERC's directors; and (iii) all executive officers and directors of HERC as a group.

                                                                 Percentage of
                                       Amount and Nature of       Outstanding
                                            Beneficial        Common Stock Owned
Name and Address of Beneficial Owner       Ownership (1)         Beneficially
------------------------------------       -------------         ------------
S. Steven Carl (2)(3)                          994,851                8.25
Jerome H. Ludwig (2)(5)                        177,225                1.52
Robert M. Leopold (2)(6)                        61,644                   *
R. John Armstrong (2)                           48,533                   *
Salvatore T. DiMascio (2)(7)                    35,644                   *
Lance Laifer and Laifer Capital
  Management, Inc. (2)                       3,410,000               29.59
Norman H. Pessin(2)                            867,500                7.53
Shelby A. Carl(2)(4)                           823,653                6.98
All executive officers and directors
  as a group (8) (six persons)                 1,340,597             10.91

* Less than 1.

(1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from January 31, 1999 upon the exercise of options and warrants or conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within 60 days from January 31, 1999 have been exercised or converted. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned.

(2) The address for Messrs. S. Steven Carl, Shelby A. Carl, Leopold, Ludwig, Armstrong and DiMascio is c/o H.E.R.C. Products, Incorporated, 2202 W. Lone Cactus Drive #15, Phoenix, Arizona 85027. The address for Norman H. Pessin is c/o Neuberger & Berman, LLC, 605 Third Avenue, New York, NY 10158. The address for Lance Laifer is c/o Laifer Capital management, Inc., 45 West 43rd Street, 9th Floor, New York, NY 10036.

(3) Includes 530,442 shares issuable pursuant to immediately exercisable options and warrants. Excludes 72,500 shares issuable on options that become exercisable in the future.

(4) Includes (i) 226,771 shares issuable pursuant to immediately exercisable options and warrants, (ii) 288,553 shares owned of record by the Shelby A. Carl Trust, the trustee of which is Mr. Shelby A. Carl for the benefit of his wife, Mrs. Margaret Carl, (iii) 5,623 shares owned of record by Shelby
     A. Carl IRA for the benefit of Mr. Shelby A. Carl and (iv) 29,412 shares owned of record and 29,412 shares issuable upon exercise of immediately exercisable warrants owned by Margaret Carl Sep IRA for the benefit of Margaret Carl, the wife of Mr. Shelby A. Carl. Excludes 20,000 shares issuable on warrants that become exercisable in the future.

(5) Includes 160,083 shares issuable pursuant to immediately exercisable options and warrants.

(6) Includes 45,000 shares issuable pursuant to immediately exercisable options and warrants.

(7)  Includes  20,000  shares  issuable  pursuant  to  immediately   exercisable
     options.

(8)  Includes  shares  referred to as being  included in notes (3), (5), (6) and
     (7), 14,700 additional shares and 8,000 shares issuable pursuant to immediately exercisable options. Excludes shares referred to as being excluded in note (3) and 42,000 shares issuable on options that become exercisable in the future.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No:                         Exhibit
-----------                         -------

(3)(1) Certificate of Incorporation of HERC, filed as Exhibit 3.1 to HERC's Registration Statement (No. 33-75166).

(3)(2) By-Laws of HERC, filed as Exhibit 3.2 to HERC's Registration Statement (No. 33-75166).

(3)(3)   Certificate  of   Designations,   Preferences   and  Other  Rights  and
         Qualifications  of the Class A Preferred  Stock,  as amended,  filed as
         Exhibit 99.1 to Form 8-K dated December 17, 1996.

(4)(1)   Specimen of Common Stock  certificate  (reference  also made to exhibit
         3.1 and 3.2), filed as Exhibit 4.1 to HERC's Registration Statement (No. 33-75166).

(4)(2) Form of Underwriter's Warrant Agreement and Warrant Certificate, filed as Exhibit 4.2 to HERC's Registration Statement (No. 33-75166).

(4)(3) Form of Warrant Agreement issued to Perrin, Holden & Davenport Capital Corporation dated December 17, 1996, filed as Exhibit 4.2 of Form 8-K dated December 17, 1996.

(4)(4) Form of Agency Agreement between HERC and Perrin, Holden & Davenport Capital Corporation dated as of November 15, 1996, as amended, filed as
         Exhibit 4.3 of Form 8-K dated December 17, 1996.

(4)(5) Form of Warrant Agreement between HERC and GKN Securities Corp. dated November 19, 1996, filed as Exhibit 4.5 of Registration Statement No. 333-19361.

(4)(6) Form of Warrant and Registration Rights Agreement between HERC and the Equity Group, dated September 27, 1996, filed as Exhibit 4.6 of Registration Statement No. 333-19361.

(10)(1) 1993 Incentive Stock Option Plan, as amended, filed as Exhibit 10.3 to HERC's Registration Statement No. 33-75166.

(10)(2) Agency Agreement between HERC and GKN Securities Corporation dated March 4, 1996, filed as Exhibit 10.8 to HERC's Annual Report on Form 10K-SB for the fiscal year ended December 31, 1995

(10)(3) Form of Purchase Option issued to GKN Securities Corporation and its' designees, filed as Exhibit 10.9 to HERC's Annual Report on Form 10K-SB for the fiscal year ended December 31, 1995

(10)(4) Form of Warrant Agreement issued to investors on April 3, 1996, filed as Exhibit 10.10 to HERC's Annual Report on Form 10K-SB for the fiscal year ended December 31, 1995

(10)(5) Form of Subscription Agreement between HERC and investors dated April 3, 1996, filed as Exhibit 10.11 to HERC's Annual Report on Form 10K-SB for the fiscal year ended December 31, 1995

(10)(6) 1996 Performance Equity Plan, filed as Annex A to HERC's Proxy Statement dated June 11, 1996.

(10)(7) Form of Purchase Option issued to GKN Securities Corporation and its designees dated June 18, 1997, filed as Exhibit 10.15 to HERC's Form 10-KSB for the year ended December 31, 1997.

(10)(8) Loan Agreement by and between HERC and InterEquity Capital Partners, LLP dated September 15, 1997 filed as Exhibit 10.18 to HERC's Form 10-KSB for the year ended December 31, 1997.

(10)(9) Account Transfer and Purchase Agreement by and between HERC, H.E.R.C. Consumer Products, Inc., and KBK Financial Incorporated dated September 22, 1997 filed as Exhibit 10.19 to HERC's Form 10-KSB for the year ended December 31, 1997.

(10)(10) Agreement by and between HERC and the U.S. Navy dated August 8, 1997 filed as Exhibit 10.20 to HERC's Form 10-KSB for the year ended December 31, 1997.

(10)(11) Lease by and between HERC and Roger Buttrum dated May 14, 1996 filed as
         Exhibit  10.21 to HERC's  Form 10-KSB for the year ended  December  31,
         1997.

(10)(12) Form of Warrant Agreement between HERC and Jerry Ludwig and Associates dated September 3, 1997 filed as Exhibit 10.22 to HERC's Form 10-KSB for the year ended December 31, 1997.

(10)(13) Form of Warrant Agreement between HERC and Shelby Carl dated September 3, 1997 filed as Exhibit 10.23 to HERC's Form 10-KSB for the year ended December 31, 1997.

(10)(14) Amendment to Stock Option Agreement by and between Gary S. Glatter and HERC dated March 23, 1995 filed as Exhibit 10.24 to HERC's Form 10-KSB for the year ended December 31, 1997.

(10)(15) Amendment Number two to Stock Option Agreement by and between Gary S. Glatter and HERC dated February 1, 1997 filed as Exhibit 10.25 to HERC's Form 10-KSB for the year ended December 31, 1997.

                                                          Sequential Page Number
                                                          ----------------------

(21)     Subsidiaries                                               40

(22)(1)  Consent of Independent Certified Public
         Accountants (BDO Seidman, LLP)                             41

(23)(2)  Consent of Independent Public
         Accountants (Arthur Andersen LLP)                          42

(27)     Financial Data Schedule                                    43

(99)(1)   Risk Factors                                              44

(b)      Reports on Form 8-K:   None.

                         H.E.R.C. PRODUCTS INCORPORATED

                   Index to Consolidated Financial Statements

                                                                        Page No.
                                                                        --------
    Reports of Independent Public Accountants                             F-2
    Financial Statements:
         Consolidated Balance Sheet
                  December 31, 1998                                       F-4
         Consolidated Statements of Operations
                  Years Ended December 31, 1998 and 1997                  F-5
         Consolidated Statements of Stockholders' Equity
                  Years Ended December 31, 1998 and 1997                  F-6
         Consolidated Statements of Cash Flows
                  Years Ended December 31, 1998 and 1997                  F-7

         Notes to Consolidated Financial Statements                       F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of H.E.R.C. Products Incorporated:


We have audited the accompanying consolidated balance sheet of H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of December 31, 1997, were audited by other auditors whose report dated January 31, 1998, expressed an unqualified opinion on those statements and included an explanatory paragraph concerning the Company's ability to continue as a going concern.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of H.E.R.C. Products Incorporated as of December 31, 1998, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                                        Arthur Andersen LLP

Phoenix, Arizona,
   February 5, 1999.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
H.E.R.C. Products Incorporated
Phoenix, Arizona

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of H.E.R.C. Products Incorporated and subsidiaries for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of H.E.R.C. Products Incorporated and subsidiaries for the year ended December 31, 1997, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced recurring losses from operations and had a net working capital deficiency as of December 31, 1997. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                            BDO SEIDMAN, LLP

Chicago, Illinois
January 31, 1998

                         H.E.R.C. PRODUCTS INCORPORATED

                           Consolidated Balance Sheet

                                December 31, 1998

ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                     $    242,867
     Trade accounts receivable, net of allowance for
           doubtful accounts of $11,630                                 616,356
     Inventories                                                         19,430
     Net assets of discontinued operations (Note 2)                     114,192
     Costs in excess of billings                                         13,993
     Other receivables                                                    4,255
     Prepaid expenses                                                    62,832
                                                                   ------------
           Total Current Assets                                       1,073,925
                                                                   ------------
PROPERTY AND EQUIPMENT
     Property and equipment                                             958,736
     Less accumulated depreciation                                      322,311
                                                                   ------------
           Net Property and Equipment                                   636,425
                                                                   ------------
OTHER ASSETS
     Patents, net of accumulated amortization of $95,407
       (Note 1)                                                          64,971
     Patents pending                                                     95,182
     Refundable deposits and other assets                                76,993
                                                                   ------------
            Total Other Assets                                          237,146
                                                                   ------------
                                                                   $  1,947,496
                                                                   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                              $    155,650
     Accrued wages                                                       42,030
     Billings in excess of costs                                         42,447
     Current portion of notes payable (Note 4)                           66,109
     Liabilities of discontinued operation (Note 2)                     154,506
     Other accrued expenses                                             164,042
                                                                   ------------
            Total Current Liabilities                                   624,784
                                                                   ------------
LONG-TERM LIABILITIES
     Notes payable, net of current portion (Note 4)                      25,147
                                                                   ------------
            Total Liabilities                                           649,931
                                                                   ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (NOTES 4, 5 AND 6)
     Common Stock, $0.01 par value; authorized 40,000,000
       shares; issued and outstanding 11,491,921                        114,919
     Additional paid-in capital                                      13,923,793
     Accumulated deficit                                            (12,741,147)
                                                                   ------------
            Total Stockholders' Equity                                1,297,565
                                                                   ------------
                                                                   $  1,947,496
                                                                   ============

The accompanying notes are an integral part of this consolidated balance sheet

                         H.E.R.C. PRODUCTS INCORPORATED

                      Consolidated Statements of Operations

                                                       Years Ended December 31,
                                                     ---------------------------
                                                          1998          1997
                                                          ----          ----
SALES                                                $  3,168,955   $ 1,404,641
COST OF SALES                                           1,327,782     1,117,550
                                                     ------------   -----------
GROSS PROFIT                                            1,841,173       287,091
SELLING EXPENSES                                          366,946       421,567
GENERAL AND ADMINISTRATIVE EXPENSES                     1,630,966     2,486,780
                                                     ------------   -----------
OPERATING LOSS                                           (156,739)   (2,621,256)
                                                     ------------   -----------
OTHER INCOME (EXPENSE)
   Interest expense                                       (85,760)      (35,614)
   Loss on sale or disposal of equipment                 (265,222)       (5,032)
   Miscellaneous                                           18,760        27,750
   Expenses relating to settlement of lawsuits           (120,000)           --
   Gain on sale of patent                                  77,597            --
                                                     ------------   -----------
         Total Other Income (Expense)                    (374,625)      (12,896)
                                                     ------------   -----------

LOSS FROM CONTINUING OPERATIONS                          (531,364)   (2,634,152)
DISCONTINUED OPERATIONS (NOTE 2):
   Income (Loss) from Operations of
     Discontinued Segments                                256,792       (87,713)
   Income (Loss) from Disposition of
     Discontinued Segments                                315,002    (1,740,000)
                                                     ------------   -----------
         Income (Loss) from Discontinued
           Operations                                     571,794    (1,827,713)
                                                     ------------   -----------
NET INCOME (LOSS)                                          40,430    (4,461,865)
NON-CASH DIVIDEND ON PREFERRED STOCK (NOTE 5)                  --        62,842
                                                     ------------   -----------
NET INCOME (LOSS) ALLOCABLE TO COMMON
  STOCKHOLDERS                                       $     40,430   $(4,524,707)
                                                     ============   ===========

EARNINGS (LOSS) PER COMMON SHARE - BASIC
  AND DILUTED

LOSS FROM CONTINUING OPERATIONS                      $      (0.05)  $     (0.35)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS                   0.05         (0.23)
                                                     ------------   -----------
NET INCOME (LOSS) PER COMMON SHARE                   $       0.00   $     (0.58)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

BASIC                                                  10,391,936     7,773,951
                                                     ============   ===========

DILUTED                                                10,392,616     7,773,951
                                                     ============   ===========

The accompanying notes are an integral part of these consolidated statements

                         H.E.R.C. PRODUCTS INCORPORATED

                 Consolidated Statement of Stockholders' Equity

                                Preferred Stock           Common Stock       Additional
                              -------------------       ----------------      Paid-in     Accumulated
                              Shares       Amount       Shares    Amount      Capital       Deficit          Total
                              ------       ------       ------    ------      -------       -------          -----
BALANCE,
DECEMBER 31, 1996             170,000   $ 1,480,000    6,356,487  $ 63,565  $11,223,593   $ (8,256,870)  $ 4,510,288

Net Loss                           --            --           --        --           --     (4,461,865)   (4,461,865)
Conversion of Preferred
Stock to Common Stock
 (Note 5)                     (170,000)   (1,480,000)   1,714,101    17,141    1,462,859             --            --
Exercise of stock options
 (Note 5)                          --            --       10,000       100       19,275             --        19,375
Exercise of warrant (Note 5)       --            --      150,000     1,500      138,750             --       140,250
Costs associated with
Preferred Stock                    --            --           --        --      (34,813)            --       (34,813)
Warrants issued to prepay
 future year's expenses
 (Note 5)                          --            --           --        --       74,900             --        74,900
Dividend on Preferred Stock
  payable in Common
Stock upon conversion
  (Notes 1 and 5)                  --            --           --        --       62,842        (62,842)           --
                             --------   -----------  -----------  --------  -----------   ------------   -----------
BALANCE,
DECEMBER 31, 1997                  --            --    8,230,588    82,306   12,947,406    (12,781,577)      248,135
                             --------   -----------  -----------  --------  -----------   ------------   -----------
Net Income                         --            --           --        --           --         40,430        40,430
Warrants issued for
 services                          --            --           --        --        3,600             --         3,600
Issuance of shares of
 Common Stock                      --            --    3,261,333    32,613      972,787             --     1,005,400
                             --------   -----------  -----------  --------  -----------   ------------   -----------
BALANCE,
DECEMBER 31, 1998                  --   $        --  $11,491,921  $114,919  $13,923,793   $(12,741,147)  $ 1,297,565
                             ========   ===========  ===========  ========  ===========   ============   ===========

The accompanying notes are an integral part of this consolidated balance sheet

                         H.E.R.C. PRODUCTS INCORPORATED

                      Consolidated Statements of Cash Flows

                                                       Years Ended December 31,
                                                       ------------------------
                                                          1998          1997
                                                          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                    $  40,430    $(4,461,865)
  Adjustments to reconcile net income (loss)
    to net cash used in operating activities
     Depreciation and amortization                       311,234        524,152
     Provision for loss on discontinued operation             --      1,740,000
     Expenses paid by stockholders and Common Stock
       and warrants issued for services                    6,000         34,592
     Loss on sale or disposal of equipment               265,222          5,032
     (Increase) decrease in assets
       Trade accounts receivable                        (605,852)        59,175
       Inventories                                           946         73,194
       Costs in excess of billings                       (13,993)            --
       Other receivables                                   7,708         10,104
       Prepaid expenses                                  (16,875)        14,241
       Other assets                                      (60,578)       (44,108)
     Increase (decrease) in liabilities
       Accounts payable                                 (174,070)       305,268
       Accrued expenses                                   11,676          8,969
       Billings in excess of costs                        42,447             --
       Change in net liabilities of discontinued
         operations                                     (167,707)       404,890
                                                       ---------    -----------

         Total adjustments                              (393,842)     3,135,509
                                                       ---------    -----------
           Net cash used in operating activities        (353,412)    (1,326,356)
                                                       ---------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                  (232,276)      (311,645)
  Cash received from the sale of equipment                 5,974         12,969
  Expenditures related to patents and patents pending    (48,677)       (99,021)
                                                       ---------    -----------
           Net cash used in investing activities        (274,979)      (397,697)
                                                       ---------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of Common Stock                 999,400             --
  Expenses from issuance of Preferred Stock                   --        (34,813)
  Proceeds from exercise of stock options                     --         19,375
  Proceeds from exercise of warrant                           --        140,250
  Proceeds from issuance of notes payable
    and long-term debt                                   137,431        393,583
  Principal payments under notes payable                (400,969)       (28,789)
                                                       ---------    -----------
          Net cash provided by financing activities      735,862        489,606
                                                       ---------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     107,471     (1,234,447)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         135,396      1,369,843
                                                       ---------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 242,867    $   135,396
                                                       =========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for interest               $  85,760    $    35,919
Capital lease obligations incurred                     $  31,484    $   134,057

The accompanying notes are an integral part of this consolidated balance sheet

                         H.E.R.C. PRODUCTS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

H.E.R.C. Products Incorporated (the "Company") provides water pipeline rehabilitation services for marine, fire protection and municipal water systems and manufactures and sells water treatment chemicals. The Company's wholly owned subsidiaries, CCT Corporation ("CCT") which manufactured and distributed proprietary agricultural products and HERC Consumer Products, Inc. ("HCP") which marketed consumer products toward wholesale and retail customers, are accounted for as discontinued operations (Note 2).

PRINCIPLES OF CONSOLIDATION AND PREPARATION OF FINANCIAL STATEMENTS

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. CCT and HCP are accounted for as discontinued operations (Note 2). Certain 1997 amounts have been restated to conform to 1998 presentation.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows,  cash equivalents  include cash on
hand,   bank  checking  and  money  market  accounts  and  other  highly  liquid investments with original maturities of 90 days or less.

INVENTORIES

Inventories consist primarily of raw materials and are stated at the lower of cost or market (net realizable value). Cost is determined by various methods that approximate first-in, first-out.

PROPERTY, EQUIPMENT AND DEPRECIATION

Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets by the straight-line method for financial reporting and by accelerated methods for income taxes.

Property and equipment for continuing operations at December 31, 1998 are:

         Equipment                           $ 841,869
         Office furniture and fixtures         116,867
                                               958,736
         Less accumulated depreciation        (322,311)
                                             ---------
         Net property and equipment          $ 636,425
                                             =========

The useful lives of property and equipment for computing depreciation range from three to ten years.

PATENTS AND PATENTS PENDING

Patents issued are stated at cost and amortized on the straight-line basis over 10 years. Costs for patents pending are amortized when the patents are awarded. Unamortized costs for patents that are denied or have no continuing application to the Company's ongoing product base are expensed. Such expenses amounted to $4,000 and $276,000 for the years ended 1998 and 1997, respectively.

REVENUE RECOGNITION

The Company recognizes revenue when products are shipped. The Company also performs pipe-cleaning services, which are recorded when the work is complete.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

During 1997, 1,714,101 shares of Common Stock were issued upon the conversion of 170,000 shares of Preferred Stock. During 1997, certain adjustments were made to assets and liabilities acquired in the purchase of the 50% interest of H.E.R.C. Consumer Products Company and, as a result, goodwill was reduced by $22,673. During 1997, inventory with a value of $211,685 was reclassified to property and equipment. During 1998 and 1997, the value attributed to warrants issued to prepay future expenses was $3,600 and $74,900, respectively.

EARNINGS (LOSS) PER SHARE

     During 1997, the Company adopted SFAS No. 128, EARNINGS PER SHARE. Pursuant to SFAS No. 128, basic earnings per common share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. For the year ended December 31, 1997, regarding the computation of diluted loss per common share, no outstanding options or warrants were assumed to be exercised for purposes of calculating diluted loss per share as their effect was anti-dilutive.

The preferred stock dividend in 1997 was paid in common stock at the time of conversion of the preferred stock and was determined according to the formula set forth in Note 5.

RECENTLY ADOPTED ACCOUNTING STANDARDS

In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. The new rules establish revised standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. The Company adopted SFAS No. 131 and all of the required disclosures (Note 7).

2.  DISCONTINUED OPERATIONS

During the fourth quarter of 1997, the Company discontinued operations of its agricultural business, CCT, which is accounted for as a discontinued operation in the accompanying financial statements. During the fourth quarter of 1998, the Company concluded the sale of its wholly owned subsidiary HCP, which is also accounted for as a discontinued operation in the accompanying financial statements. In connection with this sale, the Company received cash consideration of $200,000, plus a 3% royalty of future adjusted revenues above $1 million on certain consumer products for a period of three years from the closing date. All remaining consumer products inventories were purchased as a part of the transaction. Accordingly the Consolidated Statement of Operations for the year ended December 31,1997 is reclassified.

CCT Operating Results were:
                                                       Years Ended December 31,
                                                      --------------------------
                                                         1998           1997
                                                         ----           ----

Sales                                                 $ 341,965      $1,662,318
Expenses                                                203,588       1,756,391
                                                      ---------      -----------
Income (loss) from discontinued operation ($0.01
 and $0.01 per Common Share respectively)             $ 138,377      $ ( 94,073)
                                                      =========      ==========

HCP Operating Results were:

                                                       Years Ended December 31,
                                                      --------------------------
                                                         1998           1997
                                                         ----           ----
Sales                                                $1,171,556       $1,758,205
Expenses                                              1,053,141        1,751,845
                                                     ----------       ----------
Income from discontinued operation ($0.01
 and $0.00 per Common Share respectively)            $  118,415       $    6,360
                                                     ==========       ==========

Liabilities of CCT and HCP at December 31, 1998 consist of trade payables and miscellaneous accrued expenses. The loss from the disposition of CCT in 1997 is comprised of a write off of goodwill of $1,478,000 and other wind down expenses of $262,000.

3.  INCOME TAXES

The Company has adopted Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES. SFAS No. 109 requires the use of an asset or liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

The provision (benefit) for income taxes consists of the following:

                                                       Years Ended December 31,
                                                      --------------------------
                                                        1998           1997
                                                        ----           ----
          Current                                      $     --      $      --
          Deferred                                           --             --
                                                       --------      ---------
                                                       $     --      $      --
                                                       ========      =========

The components of deferred taxes as of December 31, 1998, are as follows:

         Current deferred tax assets:
           Accruals not currently deductible for tax                $    46,466
           Current portion of valuation allowance                       (46,466)
                                                                    -----------
                                                                    $        --
                                                                    ===========
         Noncurrent deferred tax assets:
           Book amortization in excess of tax amortization          $    35,695
           Patent reserve                                                71,220
           Net operating loss carryforwards                           4,106,157
           Book depreciation in excess of tax depreciation               43,287
           Noncurrent portion of valuation allowance                 (4,256,359)
                                                                    -----------
                                                                    $        --
                                                                    ===========

The Company was in a consolidated tax loss position for the years ended December 31, 1998 and 1997, and therefore had no federal income tax expense. Deferred tax assets of approximately $4,106,000 as of December 31, 1998 ($2,600,000 as of December 31, 1997), from loss carryforward benefits have not been recorded because of the uncertainty of realizing such benefits.

A reconciliation of the U.S. Federal statutory rate to the Company's effective tax rate is as follows:

                                                        1998
                                                        ----
                  Statutory federal rate                 34%
                  Effect of state taxes                   6%
                                                         40%

Net operating loss carryforwards for federal tax purposes totaled approximately $10,265,000 at December 31, 1998. These losses are available for carryforward against future years' taxable income, subject to certain limitations, and expire in various years through 2018.

4.  LONG TERM DEBT AND OTHER FINANCING ARRANGEMENTS

Long term debt and other financing arrangements consist of the following at December 31, 1998:

                  Equipment financing                   $ 69,649
                  Insurance and other financing           21,607
                                                        --------
                  Total financing                         91,256
                  Less current portion                   (66,109)
                                                        --------
                  Total long term debt                  $ 25,147
                                                        ========

In September 1997 the Company closed on a five-year term loan and borrowed $250,000. Interest was payable monthly at an annual rate of 14%; principal repayments were over 54 months and began 6 months after takedown. In connection with the closing, the Company issued two warrants to the lender, each to purchase 62,500 shares of Common Stock at $1.18 (market price at closing) and $1.475 (25% premium over market price at closing), respectively. During the fourth quarter of 1998, the Company paid off the term loan in full.

Equipment financings are payable in monthly installments over varying periods through November 2001. Interest rates range from 11.5% to 22.4%. Principal payments are $66,109 in 1999, $20,261 in 2000 and $4,886 in 2001.

In October 1997, the Company concluded an arrangement for a factoring facility whereby the factor purchases eligible receivables and advances 80% of the purchased amount to the Company. Purchased receivables may not exceed $600,000 at any one time. The arrangement may be canceled by either party with 30 days notice. If the Company cancels, certain penalties apply. At December 31, 1998, there were no factored receivables. This arrangement is accounted for as a sale of receivables on which the factor has recourse to the 20% residual of aggregate receivables purchased and outstanding.

5.  STOCKHOLDERS' EQUITY

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

COMMON STOCK

In April 1996, the Company completed the private placement of 3,214,902 units at a price of $.85 per unit and received net proceeds of approximately $2,277,000. Each unit consisted of one share of Common Stock and one warrant, which entitles the holder to purchase one share of Common Stock at a price of $2 per share, subject to adjustment, until April 3, 1999. The placement agent was granted a warrant to acquire 321,490 units at .935 per unit which consists of one share of Common Stock and one warrant to acquire one share of Common Stock at $2.00 per share. In May 1997, the placement agent partially exercised the warrant and acquired 150,000 warrants. The remaining 171,490 units are currently exercisable and expire April 3, 2001. In connection with the partial exercise, the Company granted warrants for purchase of an aggregate 150,000 shares of Common Stock at $1.3125 per share to the placement agent. Such warrants are currently exercisable and expire on June 18, 2002.

Included in the April 1996 private placement were 382,353 units to satisfy the Company's obligation to S. Steven Carl and his father, the Chairman Emeritus, who had advanced $325,000 to the Company.

During 1997, employee stock options were exercised to purchase 10,000 shares of Common Stock at $1.9375 per share.

During 1998, the Company sold 3,240,000 shares of Common Stock at $0.31 per share and received net proceeds of $999,400.

During 1998, the Company issued 21,333 shares of Common Stock to its outside directors as a part of their annual compensation.

WARRANTS

In May and September 1993 and January 1994, the Company issued warrants for 600,000 shares of Common Stock. The warrants became exercisable in May 1994 at $2.50 per share and expire at various dates through 1999. At December 31, 1998 such warrants for 212,500 shares of Common Stock remain outstanding and expire in 1999.

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

As of December 31, 1998, outstanding warrants issued for the purchase of shares of Common Stock to various consultants at exercise prices ranging from $0.22 to $5.00 per share totaled 442,500. Of the warrants outstanding, 425,000 are currently exercisable within the above price range and expire at various dates through September 2004.

In 1996, the placement agent for the 1996 private offering of Preferred Stock was granted a warrant to acquire 85,000 shares of Common Stock at $3.00 per share. The warrants are currently exercisable and expire December 2001.

Warrants for the purchase of 125,000 shares were issued to a lender in September 1997 (Note 4). Such warrants are exercisable September 1998 through August 2003.

6. STOCK BASED COMPENSATION

In October 1993, the Company adopted an incentive stock option plan for 350,000 shares of Common Stock that may be granted to employees. The Company adopted an additional plan in 1996 for 1,000,000 shares of Common Stock for grant to employees, officers, directors and consultants of the Company and its wholly owned subsidiaries. The exercise price per share may not be less than the fair market value per share on the date the options are granted. Generally, options granted vest over a period up to five years and expire over varying periods through 2007.

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

c. various key employees' options to purchase 290,000 shares of Common Stock at exercise prices ranging from $0.31 to $2.50 per share. The options, granted through 1997, are exercisable from 1997 to 2001 and expire in various years through 2001. At December 31, 1998, 140,000 options are outstanding of which 130,000 are exercisable.

Overall activity in the Company's stock options:

                                               Years Ended December 31,
                                 -----------------------------------------------
                                         1998                       1997
                                 --------------------       --------------------
                                            Weighted-                  Weighted-
                                             Average                    Average
                                             Exercise                   Exercise
                                 Shares       Price         Shares       Price
                                 ------       -----         ------       -----
Outstanding, at beginning
  of year                       1,351,400    $ 1.79        1,547,000    $ 2.54
Granted (including repriced
  options)                        763,500      0.31        1,042,500      1.34
Exercised                              --        --          (10,000)     1.94
Canceled (including options
  cancelled due to repricing)    (807,400)     0.65       (1,228,100)     2.35
                                ---------                 ----------

Outstanding at end of year      1,307,500      0.95        1,351,400      1.79
                                =========                 ==========
Exercisable at end of year      1,078,700      1.07          889,000      1.52
                                =========                 ==========

Details regarding the options outstanding at December 31, 1998:

                  Outstanding                               Exercisable
 ------------------------------------------------      ---------------------
                             Weighted    Weighted                   Weighted
    Exercise                  Average    Average                    Average
     Price                   Remaining   Exercise                   Exercise
     Range         Number      Life       Price           Number     Price
     -----         ------      ----       -----           ------     -----
 $0.31 - $0.41     755,500     4.27       $ 0.31          538,700    $ 0.31
 $0.41 - $5.00     552,000     3.15         1.82          540,000      1.82
                 ---------                              ---------
                 1,307,500                              1,078,700
                 =========                              =========

The weighted-average grant-date fair value of stock options granted to employees during the year and the weighted average significant assumptions used to determine those fair values using a modified Black-Scholes option pricing model, and the pro forma effect on earnings of the fair value accounting for stock options under SFAS No. 123 are:

                                                      Years Ended December 31,
                                                   -----------------------------
                                                      1998              1997
                                                      ----              ----
Grant-date fair value per options                  $    0.23        $      1.42

Significant assumptions (weighted average)
     Risk-free interest rate at grant date               5.6%              5.51%
     Expected stock price volatility                    87.8%               134%
     Expected dividend payout                             --                 --
     Expected option life                            5 years          1.2 years
Net Income (loss)
     As reported                                   $  40,430        $(4,461,865)
     Pro forma                                      (207,789)        (5,279,252)
Net loss per share of Common Stock
     As reported                                   $      --        $     (0.58)
     Pro forma                                         (0.02)             (0.69)

The expected option life considers historical option exercise patterns and future changes to those exercise patterns anticipated at the date of grant.

7.  SEGMENT INFORMATION

For the year ended December 31, 1998, the Company's major business segments included in continuing operations are pipeline rehabilitation services in the marine and municipal markets and sales of industrial chemicals.

Segment information for agricultural products and consumer products are not provided since CCT and HCP are accounted for as discontinued operations in the accompanying consolidated financial statements.

Information by segment for the year ended December 31, 1998:

                                                                  Industrial
                                             Marine   Municipal   Chemicals    Corporate   Consolidated
                                             ------   ---------   ---------    ---------   ------------
Sales to unaffiliated customers           $2,746,003  $ 173,013   $249,939   $        --    $ 3,168,955
Income (loss) from continuing operations   1,063,785   (159,802)    91,325    (1,526,672)      (531,364)
Total assets                               1,055,381    287,168    100,559       504,388      1,947,496
Depreciation and amortization                 88,397     39,744         --       183,093        311,234
Capital expenditures                         127,023     81,210         --        24,043        232,276

Information by segment for the year ended December 31, 1997:

                                       Industrial
                                        Products      Corporate     Consolidated
                                        --------      ---------     ------------
Sales to unaffiliated customers       $ 1,404,641             --    $ 1,404,641
Income (loss) from continuing
  operations                             (668,176)   $(1,965,976)    (2,634,152)
Total assets                              894,381        755,769      1,650,150
Depreciation and amortization             366,978        152,307        519,285
Capital expenditures                      294,600         17,045        311,645

During 1997, the Company monitored its pipe cleaning and industrial chemical segments in the industrial products segment. In 1998, the Company split industrial products into three segments consisting of marine, municipal and industrial chemicals.

The Company's strategy involves concentrating its efforts on providing water rehabilitation services to a diverse group of customers. The company has been undertaking substantial efforts to diversify its customer base and expand its markets. In 1997 and 1998, sales to the U.S. Navy under the five year Portsmouth contract were 34% and 66%, respectively, of consolidated sales from continuing operations. The aggregate revenues from the servicing of United States vessels, which includes sales from cleaning of vessels outside of the Portsmouth
Contract, represented 50% and 87% of consolidated sales from continuing operations for the fiscal years ended December 31, 1997 and 1998, respectively.

8.  COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company is a defendant in various legal actions and claims incident to the conduct of its business. Although the ultimate resolution of these matters is not known, management and its legal counsel believe the Company has meritorious defenses and the outcome will have no material effect on the Company's financial position.

ENVIRONMENTAL MATTERS

Management believes the Company is in compliance with federal and state environmental regulations that pertain to the sale and use of its products.

LEASE COMMITMENTS

The Company has operating leases, expiring through 2001, for office and warehouse facilities in Phoenix, Arizona, Portsmouth, Virginia and National City, California and for office equipment. Rental expense associated with all operating leases of continuing operations was $166,995 and $167,761 for the years ended December 31, 1998 and 1997, respectively.

Future minimum payments under operating leases as of December 31, 1998 are:

            Years Ending
            December 31,                             Amount
            ------------                             ------
            1999                                    $  153,187
            2000                                       123,837
            2001                                        75,878
            2002                                           443
                                                    ----------
                                                       353,345
                                                    ==========

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, H.E.R.C. Products Incorporated has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         H.E.R.C. PRODUCTS INCORPORATED


                                            By: /s/ S. Steven Carl
                                                -----------------------
Dated:  March 26, 1999                          S. Steven Carl, President and
                                                Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                                   Title                           Date
----                                   -----                           ----
/s/ S. Steven Carl              Chairman of the Board,            March 26, 1999
------------------------        Chief Executive Officer
S. Steven Carl                  and President

/s/ Jerome H. Ludwig            Director                          March 26, 1999
------------------------
Jerome H. Ludwig

/s/ Robert M. Leopold           Director                          March 26, 1999
------------------------
Robert M. Leopold

/s/ Salvatore Dimascio          Director                          March 26, 1999
------------------------
Salvatore DiMascio

/s/ R. John Armstrong           Director                          March 26, 1999
------------------------
R. John Armstrong

/s/ Michael H. Harader          Chief Financial Officer           March 26, 1999
------------------------        (Principal Financial and
Michael H. Harader              Accounting Officer)