Form 10KSB/A
period 1998-12-31
H E R C PRODUCTS INC
filed 1999-04-14
CIK 919010

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB/A
                                 Amendment No. 1

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

Transitional Small Business Disclosure Format: Yes [ ]  No[X]

Documents Incorporated by Reference: None

                  EXPLANATORY NOTE REGARDING AMENDMENT NO. 1:


     This Amendment No. 1 is being filed solely to correct a "flawed" Financial Data Schedule previously filed as Exhibit No. 27 to the Form 10-KSB filed with the Commission on March 31, 1999.

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

(21) Subsidiaries filed with HERC's Form 10-KSB for the year ended December 31, 1998.

(22)(1) Consent of Independent Certified Public Accountants (BDO Seidman, LLP) filed with HERC's Form 10-KSB for the year ended December 31, 1998.

(23)(2) Consent of Independent Public Accountants (Arthur Andersen LLP) filed with HERC's Form 10-KSB for the year ended December 31, 1998.

(27)     Financial Data Schedule - Filed herewith

(99)(1) Risk Factors filed with HERC's Form 10-KSB for the year ended December 31, 1998.

     (b)  Reports on Form 8-K: Not Applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, H.E.R.C. Products Incorporated has duly caused this amendment to the report on Form 10-KSB for the fiscal year ended December 31, 1998 to be signed on its behalf by the undersigned, thereunto duly authorized.


                         H.E.R.C. PRODUCTS INCORPORATED


                                            By: /s/ S. Steven Carl
                                                -----------------------
Dated:  April 13, 1999                          S. Steven Carl, President and
                                                Chief Executive Officer