Form 10QSB
period 1999-03-31
H E R C PRODUCTS INC
filed 1999-05-17
CIK 919010

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                          2215 W Melinda Lane, Suite A
                             Phoenix, Arizona 85027
                    (Address of principal executive offices)

                                 (623) 492-0336
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES      X           NO
                        -------            -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                                           Outstanding at
                      Class                                 May 10, 1999
                      -----                                 ------------

               Common Stock, $.01 par value                  11,549,325


Transitional Small Business Development Format: YES          NO   X
                                                    -----       -----

                         H.E.R.C. PRODUCTS INCORPORATED


Index To Consolidated Financial Statements

PART I. FINANCIAL INFORMATION                                     Page No.

        Consolidated Financial Statements:
        Consolidated Balance Sheets
               March 31, 1999 and December 31, 1998                  3
        Consolidated Statements of Operations
               Three Months Ended March 31, 1999 and 1998            4
        Consolidated Statement of Stockholders' Equity
               Three Months Ended March 31, 1999                     5
        Consolidated Statements of Cash Flows
               Three Months Ended March 31, 1999 and 1998            6

        Notes to Consolidated Financial Statements                   7

        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                   9


PART II.  OTHER INFORMATION

        Item 2 - Changes in Securities                              12

        Item 6 - Exhibits and Reports on Form 8-K                   12

                         H.E.R.C. PRODUCTS INCORPORATED

                           Consolidated Balance Sheets

                                                    March 31,       December 31,
                                                      1999             1998
                                                  ------------     ------------
                                                     (Unaudited)
                             ASSETS
CURRENT ASSETS
  Cash and cash equivalents                       $    290,503     $    242,867
  Trade accounts receivable, net of allowance
   for doubtful accounts of $18,210 and
   $11,630, respectively                               598,987          616,356
  Inventories                                           40,187           19,430
  Net assets of discontinued operations                 25,342          114,192
  Costs in excess of billings                              766           13,993
  Other receivables                                      5,716            4,255
  Prepaid expenses                                     136,665           62,832
                                                  ------------     ------------
        Total Current Assets                         1,098,166        1,073,925
                                                  ------------     ------------
PROPERTY AND EQUIPMENT
  Property and equipment                             1,010,872          958,736
  Less accumulated depreciation                        366,672          322,311
                                                  ------------     ------------
        Net Property and Equipment                     644,200          636,425
                                                  ------------     ------------
OTHER ASSETS
  Patents, net of accumulated amortization of
    $98,292 and $95,407, respectively                  109,086           64,971
  Patents pending                                       50,771           95,182
  Refundable deposits and other assets                  51,940           76,993
                                                  ------------     ------------
         Total Other Assets                            211,797          237,146
                                                  ------------     ------------
                                                  $  1,954,163     $  1,947,496
                                                  ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                $     94,263     $    155,650
  Accrued wages                                         55,468           42,030
  Billings in excess of costs                               --           42,447
  Current portion of notes payable                     123,024           66,109
  Liabilities of discontinued operation                 77,559          154,506
  Other accrued expenses                               218,064          164,042
                                                  ------------     ------------
         Total Current Liabilities                     568,378          624,784

LONG-TERM LIABILITIES
  Notes payable, net of current portion                 20,681           25,147
                                                  ------------     ------------
         Total Liabilities                             589,059          649,931
                                                  ------------     ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common Stock, $0.01 par value; authorized
    40,000,000 shares; issued and outstanding
    11,526,053 and 11,491,921, respectively            115,260          114,919
  Additional paid-in capital                        13,931,452       13,923,793
  Accumulated deficit                              (12,681,608)     (12,741,147)
                                                  ------------     ------------
         Total Stockholders' Equity                  1,365,104        1,297,565
                                                  ------------     ------------
                                                  $  1,954,163     $  1,947,496
                                                  ============     ============

The accompanying notes are an integral part of these consolidated balance sheets

                         H.E.R.C. PRODUCTS INCORPORATED

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                  Three Months Ended March 31,
                                                   1999               1998
                                               ------------       ------------
SALES                                          $    966,588       $    597,817
COST OF SALES                                       415,078            195,448
                                               ------------       ------------
GROSS PROFIT                                        551,510            402,369
SELLING EXPENSES                                    105,316             86,384
GENERAL AND ADMINISTRATIVE EXPENSES                 386,757            426,551
                                               ------------       ------------
OPERATING INCOME (LOSS)                              59,437           (110,566)
                                               ------------       ------------
OTHER INCOME (EXPENSE)
 Interest expense                                    (4,855)           (24,541)
 Miscellaneous                                        4,957                380
 Gain on sale of patent                                  --             77,597
                                               ------------       ------------
       Total Other Income                               102             53,436
                                               ------------       ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS             59,539            (57,130)
DISCONTINUED OPERATIONS:
   Income from Operations of
    Discontinued Segments                                --             35,272
                                               ------------       ------------
NET INCOME (LOSS )                             $     59,539       $    (21,858)
                                               ============       ============
INCOME (LOSS) PER COMMON SHARE -
 BASIC AND DILUTED

INCOME (LOSS) FROM CONTINUING OPERATIONS       $       0.01       $      (0.01)
INCOME FROM DISCONTINUED OPERATIONS                      --               0.01
                                               ------------       ------------
NET INCOME (LOSS) PER COMMON SHARE             $       0.01       $         --
                                               ============       ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC                                            11,526,053          8,230,588
                                               ============       ============
DILUTED                                          11,547,991          8,230,588
                                               ============       ============

The accompanying notes are an integral part of these consolidated statements

                         H.E.R.C. PRODUCTS INCORPORATED

                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)

                                               Common Stock           Additional
                                                                       Paid-in       Accumulated
                                            Shares      Amount         Capital         Deficit        Total
                                            ------      ------         -------         -------        -----
BALANCE, JANUARY 1, 1999                  11,491,921   $114,919     $ 13,923,793   $ (12,741,147)  $ 1,297,565

Net Income                                        --         --               --          59,539        59,539

Common Stock issued to outside Board
of Directors as compensation                  34,132        341            7,659              --         8,000
                                          ----------   --------     ------------   -------------   -----------

BALANCE,
MARCH 31, 1999                            11,526,053   $115,260     $ 13,931,452   $ (12,681,608)  $ 1,365,104
                                          ==========   ========     ============   =============   ===========

The accompanying notes are an integral part of this consolidated statement

                         H.E.R.C. PRODUCTS INCORPORATED

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                             Three Months Ended March 31,
                                                                  1999          1998
                                                                ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income (Loss)                                              $  59,539    $ (21,858)
                                                                ---------    ---------
 Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities
   Depreciation and amortization                                   56,046       80,694
   Common stock issued for services                                 8,000           --
   (Increase) decrease in assets
     Trade accounts receivable                                     17,369     (226,129)
     Inventories                                                  (20,757)     (62,735)
     Costs in excess of billings                                   13,227           --
     Other receivables                                             (1,461)      (5,119)
     Prepaid expenses                                             (82,633)     (34,019)
     Refundable deposits and other assets                          25,053      (52,213)
     Change in net assets of discontinued operations               88,850           --
   Increase (decrease) in liabilities
     Accounts payable                                             (61,387)     156,656
     Accrued wages and other accrued expenses                      67,460       89,664
     Billings in excess of costs                                  (42,447)          --
     Change in net liabilities of discontinued operations         (76,947)     (11,688)
                                                                ---------    ---------
        Total adjustments                                          (9,627)     (64,889)
                                                                ---------    ---------
          Net cash provided by (used in) operating activities      49,912      (86,747)
                                                                ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                                             (52,136)     (11,804)
 Expenditures related to patents and patents pending               (2,589)     (10,164)
                                                                ---------    ---------
          Net cash used in investing activities                   (54,725)     (21,968)
                                                                ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of notes payable and long-term debt       113,996       45,492
 Principal payments under notes payable                           (61,547)     (32,340)
                                                                ---------    ---------
          Net cash provided by financing activities                52,449       13,152
                                                                ---------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               47,636      (95,563)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  242,867      135,396
                                                                ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $ 290,503    $  39,833
                                                                =========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for interest                        $   4,855    $  35,919
                                                                =========    =========

The accompanying notes are an integral part of these consolidated statements

                         H.E.R.C. PRODUCTS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


 NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in an annual Form 10-KSB filing. Accordingly, the consolidated financial statements of H.E.R.C. Products Incorporated ("HERC") included herein should be reviewed in conjunction with the consolidated financial statements and the accompanying footnotes included within HERC's Form 10-KSB for the year ended December 31, 1998.

The consolidated financial statements have been prepared in accordance with HERC's customary accounting practices and have not been audited. In the opinion of management, the consolidated financial statements reflect all adjustments necessary to fairly report HERC's financial position and results of operations for the interim period. All such adjustments are normal and recurring in nature. The interim consolidated results of operations are not necessarily indicative of results to be expected for the year ending December 31, 1999.

NOTE 2 - LONG TERM DEBT AND OTHER FINANCING ARRANGEMENTS

In October 1997, HERC concluded an arrangement for a factoring facility whereby the factor purchases eligible receivables and advances 80% of the purchased amount to HERC. Purchased receivables may not exceed $600,000 at any one time. The arrangement may be canceled by either party with 30 days notice. If HERC cancels, certain penalties may apply. At March 31, 1999, there were no factored receivables. This arrangement is accounted for as a sale of receivables on which the factor has recourse to the 20% residual of aggregate receivables purchased and outstanding.

NOTE 3 - DISCONTINUED OPERATIONS

During the fourth quarter of 1998, HERC concluded the sale of its wholly owned subsidiary, Herc Consumer Products, Inc., which is accounted for as a discontinued operation in the accompanying financial statements. Accordingly, the Consolidated Statement of Operations for the three months ended March 31, 1998 has been reclassified.

NOTE 4 - SEGMENT INFORMATION

Information by segment for the three months ended March 31, 1999:

                                                                      Fire     Industrial
                                          Marine       Municipal  Protection    Chemicals   Corporate   Consolidated
                                          ------       ---------  ----------    ---------   ---------   ------------
Sales to unaffiliated customers            $726,321   $ 140,853      $ 11,580     $ 87,834   $     --     $ 966,588
Income (loss) from continuing operations    322,574       3,008       (29,266)      33,922    (270,699)      59,539
Total assets                                750,750     393,431       127,999      109,794     572,189    1,954,163
Depreciation and amortization                20,297      10,089         5,902        1,500      18,258       56,046
Capital expenditures                         45,800          --            --           --       6,336       52,136

Segment information for the three months ended March 31, 1998 was not maintained by management in the same manner presented above. It would be impracticable for management to restate these results as of and for the three months ended March 31, 1999, to conform with the March 31, 1999 presentation.

                         H.E.R.C. PRODUCTS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 5 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators  (weighted average number of
shares   outstanding)  of  the  basic  and  diluted  earnings  per  share  (EPS)
computation for the three months ended March 31, 1999 and 1998 is as follows:

                               Three Months Ended March 31, 1999
                               ---------------------------------
                                   Income            Shares           Per Share
                                (Numerator)       (denominator)         Amount
                                -----------       -------------         ------
Basic EPS                        $   59,539        11,526,053         $   0.01
                                                                      ========
Effect of stock options
 and warrants                            --            21,938
                                 ----------        ----------

Diluted EPS                      $   59,539        11,547,991         $   0.01
                                 ==========        ==========         ========

                               Three Months Ended March 31, 1998
                               ---------------------------------
                                   Income            Shares           Per Share
                                (Numerator)       (denominator)         Amount
                                -----------       -------------         ------

Basic EPS                        $  (21,858)        8,230,588         $     --
                                                                      ========
Effect of stock options
 and warrants                            --                --
                                 ----------        ----------

Diluted EPS                      $  (21,858)        8,230,588         $     --
                                 ==========        ==========         ========

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

                         H.E.R.C. PRODUCTS INCORPORATED

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


FORWARD-LOOKING STATEMENTS

When used in this Form 10-QSB and in future filings by HERC with the Securities and Exchange Commission ("SEC"), in HERC's press releases and in oral statements made with the approval of an authorized executive officer of HERC, the words or phrases "are expected", "HERC anticipates", "will continue", "believe",
"project", "estimated", "will enhance" or similar expressions (including confirmations by an authorized executive officer of HERC of any such expressions made by a third party with respect to HERC) are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933, as amended ("the Act"), and Section 21E of the Securities Exchange Act of 1934 as amended. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those currently anticipated or projected. Such risks include, but are not limited to, adequate cash flow and financing for implementation of its business plan, continued growth in its various customer segments, effective marketing of its products directly by HERC and through marketing partners and the other risks detailed in the HERC Form 10-KSB filed with the SEC. HERC has no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect any anticipated events or circumstances occurring after the date of such statements.

This discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the related disclosures included elsewhere herein.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

Sales of $967,000 in the first quarter were $369,000 ahead of 1998 first quarter sales primarily because of $726,000 of revenue generated from marine ship pipe line chemical cleaning compared to $416,000 in the first quarter of 1998. Of the marine work, $625,000 was performed pursuant to a contract with the United States Navy compared to $343,000 in 1998. Additionally, HERC generated municipal revenue of $141,000 primarily from the cleaning of an industrial power generating facility, generated fire protection revenue of $12,000 from one cleaning project and had industrial chemical sales of $88,000 in the first quarter of 1999.

Consolidated gross margins were 57% and 67% in 1999 and 1998, respectively. The reduction in gross margin percentage in 1999 is due principally to the lower margin realized from cleaning the industrial power generating facility. HERC expects that gross margin percentages will continue to fluctuate as changes in revenue mix occur.

Gross profit increased from $402,000 in 1998 to $552,000 in 1999 due to increased revenues. In addition, general and administrative expenses decreased by $40,000 because of reductions in corporate overhead, while higher revenues resulted in an increase in selling expenses of $19,000 for the same period. The changes discussed above produced operating income of $59,000 in 1999 compared with an operating loss of $111,000 in 1998.

                         H.E.R.C. PRODUCTS INCORPORATED
                Management's Discussion and Analysis of Financial
                 Condition and Results of Operations (Continued)


HERC realized net income of $60,000 in the first quarter of 1999 compared to a net loss of $22,000 in 1998. The net loss in 1998 contained income from discontinued operations of $35,000 and other income of $53,000 that consisted of a gain from the sale of a patent of $78,000 offset by interest expense of $25,000.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $291,000 and $243,000 at March 31, 1999 and December 31, 1998 and working capital was $530,000 and $449,000 at those respective dates. The increase in cash during 1999 is a function of cash provided by operating and financing activities offset by cash used in investing activities.

As of March 31, 1999, HERC had no factored receivables under its factoring facility although this credit facility is available as a source of cash if HERC needs it. (See Note 2 to the consolidated financial statements)


HERC currently contracts with one customer responsible for a majority of HERC's revenues and HERC expects the high concentration level to continue throughout 1999. Thus, any material delay, cancellation or reduction of orders from this customer could have a material adverse effect on HERC's operations. Sales to the U.S. Navy under the U.S. Navy contract accounted for 65% and 57% of consolidated revenues for the three months ended March 31, 1999 and 1998, respectively.

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

                         H.E.R.C. PRODUCTS INCORPORATED

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

COMPANY'S CONTINGENCY PLANS

HERC is developing contingency plans with respect to significant Year 2000 issues within its control. For example, HERC is in the process of assessing and verifying the Year 2000 compliance of its raw material vendors. Verification will be accomplished through the use of written certifications. Any vendors not found to be Year 2000 compliant will be replaced, if possible, with vendors that are Year 2000 compliant. Management believes, but can not guarantee, that HERC's ability to perform its cleaning services will not be affected by the Year 2000 because the cleaning process involves non-computer related equipment and machinery.

PART II: OTHER INFORMATION

Item 2. Changes in Securities

RECENT SALES OF UNREGISTERED SECURITIES

During the first quarter of 1999, HERC issued 34,132 shares of common stock as compensation to its outside Board of Directors. These shares were issued under an exemption from registration pursuant to section 4(2) of the securities act of 1933.

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


                                   H.E.R.C. PRODUCTS INCORPORATED
                                            (Registrant)


Date: May 14, 1999                 By: /s/ S. Steven Carl
                                     ----------------------------------------
                                          S. Steven Carl
                                          Chief Executive Officer


                                   By: /s/ Michael H. Harader
                                     ----------------------------------------
                                         Michael H. Harader
                                         Chief Financial Officer (Principal
                                         Financial and Accounting Officer)