Form 10QSB
period 1999-06-30
H E R C PRODUCTS INC
filed 1999-08-12
CIK 919010

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ____________ to ____________.

                         Commission File Number 1-13012

                         H.E.R.C. PRODUCTS INCORPORATED
           -----------------------------------------------------------
           (Name of small business issuer as specified in its charter)

        Delaware                                         86-0570800
------------------------                    ------------------------------------
(State of Incorporation)                    (IRS Employer Identification Number)

                          2215 W Melinda Lane, Suite A
                             Phoenix, Arizona 85027
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (623) 492-0336
                           ---------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES [X]    NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                                       Outstanding at
                  Class                               August 10, 1999
                  -----                               ---------------
       Common Stock, $.01 par value                      11,641,089

Transitional Small Business Development Format: YES [ ] NO [X ]

                         H.E.R.C. PRODUCTS INCORPORATED


Index To Consolidated Financial Statements

PART I. FINANCIAL INFORMATION                                           Page No.
                                                                        --------
     Consolidated Financial Statements:
     Consolidated Balance Sheets
       June 30, 1999 and December 31, 1998                                  3
     Consolidated Statements of Operations
       Three and Six Months Ended June 30, 1999 and 1998                    4
     Consolidated Statement of Stockholders' Equity
       Six Months Ended June 30, 1999                                       5
     Consolidated Statements of Cash Flows
       Six Months Ended June 30, 1999 and 1998                              6

     Notes to Consolidated Financial Statements                             7

     Management's Discussion and Analysis of Financial
       Condition and Results of Operations                                 10

PART II.  OTHER INFORMATION

     Item 2 - Changes in Securities                                        14

     Item 6 - Exhibits and Reports on Form 8-K                             14

                         H.E.R.C. PRODUCTS INCORPORATED

                           Consolidated Balance Sheets

                                                     June 30,      December 31,
                                                       1999           1998
                                                   ------------    ------------
                                     ASSETS        (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                        $    434,286    $    242,867
  Trade accounts receivable, net of allowance
    for doubtful accounts of $16,630 and
    $11,630, respectively                               321,380         616,356
  Inventories                                            35,368          19,430
  Net assets of discontinued operations                  10,000         114,192
  Costs in excess of billings                             6,537          13,993
  Other receivables                                       7,012           4,255
  Prepaid expenses                                      138,215          62,832
                                                   ------------    ------------
    Total Current Assets                                952,798       1,073,925
                                                   ------------    ------------
PROPERTY AND EQUIPMENT
  Property and equipment                              1,003,263         958,736
  Less accumulated depreciation                         404,836         322,311
                                                   ------------    ------------
    Net Property and Equipment                          598,427         636,425
                                                   ------------    ------------
OTHER ASSETS
  Patents, net of accumulated amortization of
    $102,260 and $95,407, respectively                  105,119          64,971
  Patents pending                                        63,654          95,182
  Refundable deposits and other assets                   53,018          76,993
                                                   ------------    ------------
    Total Other Assets                                  221,791         237,146
                                                   ------------    ------------
                                                   $  1,773,016    $  1,947,496
                                                   ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                 $    125,671    $    155,650
  Accrued wages                                          25,921          42,030
  Billings in excess of costs                                --          42,447
  Current portion of notes payable                      116,348          66,109
  Liabilities of discontinued operation                  42,653         154,506
  Other accrued expenses                                146,947         164,042
                                                   ------------    ------------
    Total Current Liabilities                           457,540         624,784

LONG-TERM LIABILITIES
  Notes payable, net of current portion                  11,118          25,147
                                                   ------------    ------------
    Total Liabilities                                   468,658         649,931
                                                   ------------    ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common Stock, $0.01 par value; authorized
    40,000,000 shares; issued and outstanding
    11,629,325 and 11,491,921, respectively             116,293         114,919
  Additional paid-in capital                         13,964,819      13,923,793
  Accumulated deficit                               (12,776,754)    (12,741,147)
                                                   ------------    ------------
    Total Stockholders' Equity                        1,304,358       1,297,565
                                                   ------------    ------------
                                                   $  1,773,016    $  1,947,496
                                                   ============    ============

The accompanying notes are an integral part of these consolidated balance sheets

                         H.E.R.C. PRODUCTS INCORPORATED

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                     Three Months Ended June 30,      Six Months Ended June 30,
                                                     ----------------------------    ----------------------------
                                                         1999            1998            1999            1998
                                                     ------------    ------------    ------------    ------------
SALES                                                $    648,165    $    862,093    $  1,614,753    $  1,459,910
COST OF SALES                                             292,598         405,195         707,676         600,643
                                                     ------------    ------------    ------------    ------------
GROSS PROFIT                                              355,567         456,898         907,077         859,267
SELLING EXPENSES                                           93,451          94,749         198,767         181,133
GENERAL AND ADMINISTRATIVE EXPENSES                       408,666         405,018         795,423         831,570
                                                     ------------    ------------    ------------    ------------
OPERATING LOSS                                           (146,550)        (42,869)        (87,113)       (153,436)
                                                     ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE)
  Interest expense                                         (4,417)        (32,210)         (9,272)        (56,750)
  Miscellaneous                                             9,539             997          14,496           1,377
  Expenses relating to settlement of lawsuits                  --         (55,000)             --         (55,000)
  Gain on sale of patent                                       --              --              --          77,597
                                                     ------------    ------------    ------------    ------------
    Total Other Income (Expense)                            5,122         (86,213)          5,224         (32,776)
                                                     ------------    ------------    ------------    ------------
LOSS FROM CONTINUING OPERATIONS                          (141,428)       (129,082)        (81,889)       (186,212)
DISCONTINUED OPERATIONS:
  Income from Operations of Discontinued Segments              --          34,392              --          69,664
  Income from Disposal of Discontinued Segments            46,282              --          46,282              --
                                                     ------------    ------------    ------------    ------------
NET LOSS                                             $    (95,146)   $    (94,690)   $    (35,607)   $   (116,548)
                                                     ============    ============    ============    ============

INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED

LOSS FROM CONTINUING OPERATIONS                      $      (0.01)   $      (0.01)   $         --    $      (0.02)
INCOME FROM DISCONTINUED OPERATIONS                            --              --              --            0.01
                                                     ------------    ------------    ------------    ------------
NET LOSS PER COMMON SHARE                            $      (0.01)   $      (0.01)   $         --    $      (0.01)
                                                     ============    ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC                                                  11,563,391      10,342,896      11,544,825       9,292,577
                                                     ============    ============    ============    ============
DILUTED                                                11,563,391      10,342,896      11,544,825       9,292,577
                                                     ============    ============    ============    ============

  The accompanying notes are an integral part of these consolidated statements

                         H.E.R.C. PRODUCTS INCORPORATED

                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)

                                                 Common Stock          Additional
                                            ----------------------      Paid-in      Accumulated
                                             Shares         Amount      Capital        Deficit        Total
                                             ------         ------      -------        -------        -----
BALANCE,
DECEMBER 31, 1998                          11,491,921      $114,919   $13,923,793   $(12,741,147)   $1,297,565

Net Loss                                           --            --            --        (35,607)      (35,607)

Common Stock issued to Board of Directors
and Officers as compensation                  137,404         1,374        41,026             --        42,400
                                           ----------      --------   -----------   ------------    ----------
BALANCE,
JUNE 30, 1999                              11,629,325      $116,293   $13,964,819   $(12,776,754)   $1,304,358
                                           ==========      ========   ===========   ============    ==========

   The accompanying notes are an integral part of this consolidated statement

                         H.E.R.C. PRODUCTS INCORPORATED

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                      Six Months Ended June 30,
                                                      -------------------------
                                                         1999          1998
                                                      -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                            $   (35,607)  $  (116,548)
                                                      -----------   -----------
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities
    Depreciation and amortization                         108,825       164,874
    (Gain) loss on sale or disposal of equipment              (28)        5,696
    Common stock issued for services                       29,200            --
    (Increase) decrease in assets
      Trade accounts receivable                           294,976      (411,022)
      Inventories                                         (15,938)      (70,991)
      Costs in excess of billings                           7,456            --
      Other receivables                                    (2,757)       (5,268)
      Prepaid expenses                                    (74,983)      (90,604)
      Refundable deposits and other assets                 23,975       (54,346)
      Change in net assets of discontinued
        operations                                        104,192            --
    Increase (decrease) in liabilities
      Accounts payable                                    (29,979)     (242,665)
      Accrued wages and other accrued expenses            (33,204)      159,077
      Billings in excess of costs                         (42,447)           --
      Change in net liabilities of discontinued
        operations                                       (111,853)       68,658
                                                      -----------   -----------
        Total adjustments                                 257,435      (476,591)
                                                      -----------   -----------
          Net cash provided by (used in) operating
            activities                                    221,828      (593,139)
                                                      -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                    (61,148)      (98,562)
  Cash received from the sale of equipment                 10,000         7,005
  Expenditures related to patents and patents pending     (15,471)      (21,891)
                                                      -----------   -----------
          Net cash used in investing activities           (66,619)     (113,448)
                                                      -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                       --       999,400
  Proceeds from issuance of notes payable and
    long-term debt                                        155,996       125,470
  Principal payments under notes payable                 (119,786)      (78,615)
                                                      -----------   -----------
          Net cash provided by financing activities        36,210     1,046,255
                                                      -----------   -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                 191,419       339,668
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          242,867       135,396
                                                      -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $   434,286   $   475,064
                                                      ===========   ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for interest              $     9,272   $    57,396
                                                      ===========   ===========

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

NOTE 2 - LONG TERM DEBT AND OTHER FINANCING ARRANGEMENTS

In October 1997, HERC concluded an arrangement for a factoring facility whereby the factor purchases eligible receivables and advances 80% of the purchased amount to HERC. Purchased receivables may not exceed $600,000 at any one time. The arrangement may be canceled by either party with 30 days notice. If HERC cancels, certain penalties may apply. At June 30, 1999, there were no factored receivables. This arrangement is accounted for as a sale of receivables on which the factor has recourse to the 20% residual of aggregate receivables purchased and outstanding.

NOTE 3 - DISCONTINUED OPERATIONS

During the fourth quarter of 1998, HERC concluded the sale of its wholly owned subsidiary, Herc Consumer Products, Inc., which is accounted for as a discontinued operation in the accompanying financial statements. Accordingly, the Consolidated Statements of Operations for the three and six months ended June 30, 1998 have been reclassified.

NOTE 4 - SEGMENT INFORMATION

Information by segment for the three months ended June 30, 1999:

                                                             Fire      Industrial
                                  Marine      Municipal   Protection    Chemicals    Corporate   Consolidated
                                  ------      ---------   ----------    ---------    ---------   ------------
Sales                            $461,752     $ 52,251     $ 43,713     $ 90,449    $      --     $  648,165
Income (loss) from continuing
 operations                       144,643       (7,260)     (22,600)      35,286     (291,497)      (141,428)
Total assets                      564,581      290,982      113,338      106,133      697,982      1,773,016
Depreciation and amortization      20,747       10,090        5,903        1,500       14,539         52,779
Capital expenditures               12,173           --           --           --       (3,161)         9,012

Segment information for the three months ended June 30, 1998 was not maintained by management in the same manner presented above. It would be impracticable for management to restate these results as of and for the three months ended June 30, 1998, to conform with the June 30, 1999 presentation.

                         H.E.R.C. PRODUCTS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Information by segment for the six months ended June 30, 1999:

                                                             Fire      Industrial
                                  Marine      Municipal   Protection    Chemicals    Corporate   Consolidated
                                -----------  -----------  -----------  -----------  -----------  -----------
Sales                           $1,188,073     $193,104    $ 55,293     $178,283     $      --    $1,614,753
Income (loss) from continuing
 operations                        467,217       (4,252)    (51,866)      69,208      (562,196)      (81,889)
Total assets                       564,581      290,982     113,338      106,133       697,982     1,773,016
Depreciation and amortization       41,044       20,179      11,805        3,000        32,797       108,825
Capital expenditures                57,973           --          --           --         3,715        61,148

Segment information for the six months ended June 30, 1998 was not maintained by management in the same manner presented above. It would be impracticable for management to restate these results as of and for the six months ended June 30, 1998, to conform with the June 30, 1999 presentation.

NOTE 5 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators (weighted average number of shares outstanding) of the basic and diluted earnings per share (EPS) computation for the three and six months ended June 30, 1999 and 1998 is as follows:

                            Three Months Ended June 30, 1999
                            --------------------------------
                             Net Loss              Shares         Per Share
                            (Numerator)         (denominator)       Amount
                            ----------           ----------       ----------
Basic EPS                   $  (95,146)          11,563,391       $    (0.01)
                                                                  ==========
Effect of stock options
 and warrants                       --                   --
                            ----------           ----------
Diluted EPS                 $  (95,146)          11,563,391       $    (0.01)
                            ==========           ==========       ==========

                            Three Months Ended June 30, 1998
                            --------------------------------
                             Net Loss              Shares         Per Share
                            (Numerator)         (denominator)       Amount
                            ----------           ----------       ----------
Basic EPS                   $  (94,690)          10,342,896       $    (0.01)
                                                                  ==========
Effect of stock options
 and warrants                       --                   --
                            ----------           ----------
Diluted EPS                 $  (94,690)          10,342,896       $    (0.01)
                            ==========           ==========       ==========

                         H.E.R.C. PRODUCTS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                               Six Months Ended June 30, 1999
                               ------------------------------
                                Net Loss           Shares         Per Share
                               (Numerator)      (denominator)       Amount
                               ----------        ----------       ----------
Basic EPS                      $  (35,607)       11,544,825       $       --
                                                                  ==========
Effect of stock options
 and warrants                          --                --
                               ----------        ----------
Diluted EPS                    $  (35,607)       11,544,825       $       --
                               ==========        ==========       ==========

                               Six Months Ended June 30, 1998
                               ------------------------------
                                Net Loss            Shares         Per Share
                               (Numerator)       (denominator)      Amount
                               ----------         ----------      ----------
Basic EPS                      $ (116,548)         9,292,577      $    (0.01)
                                                                  ==========
Effect of stock options
 and warrants                          --                 --
                               ----------         ----------
Diluted EPS                    $ (116,548)         9,292,577      $    (0.01)
                               ==========         ==========      ==========

For all periods presented, no common stock equivalents were considered in the EPS calculations, as their effect was anti-dilutive.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

LITIGATION

HERC is a defendant in various legal actions and claims incidental to the conduct of its business. Although the ultimate resolution of these matters is not known, management and its legal counsel believe HERC has meritorious defenses and the outcome will have no material effect on HERC's financial position.

ENVIRONMENTAL MATTERS

Management believes HERC is in compliance with federal and state environmental regulations that pertain to the sale and use of its products.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

Sales of $648,000 in the second quarter were $214,000 less than 1998 second quarter sales because of a decrease in revenue generated from marine ship pipe line chemical cleaning, offset somewhat by increases in fire protection, municipal and industrial chemical revenue. Marine revenue was $462,000 compared to $765,000 in the second quarter of 1998. HERC believes the shortfall of $303,000 in marine revenue was caused by a lack of funding of HERC's Navy contract during the month of June and by the sudden deployment of certain U.S. Navy vessels that were scheduled for cleaning in June, both in response to the military situation in the Kosovo region. Of the marine work, all $462,000 was performed pursuant to a contract with the United States Navy compared to $632,000 in 1998. Additionally, HERC generated municipal revenue of $52,000, fire protection revenue of $44,000 and industrial chemical revenue of $90,000 in the second quarter of 1999.

Consolidated gross margins were 55% and 53% in 1999 and 1998, respectively. The increase in gross margin percentage in 1999 is due changes in revenue mix and revenue volume. HERC expects that gross margin percentages will continue to fluctuate as changes in revenue mix and volume occur.

Gross profit decreased from $457,000 in 1998 to $356,000 in 1999 because of the decrease in revenue. General and administrative expenses and selling expenses remained relatively flat from one period to the next.

                         H.E.R.C. PRODUCTS INCORPORATED
                Management's Discussion and Analysis of Financial
                 Condition and Results of Operations (Continued)

HERC had an operating loss of $147,000 in 1999 compared with an operating loss of $43,000 in 1998. The increased operating loss was caused by the decrease in HERC's revenue.

HERC incurred a net loss of $95,000 in the second quarter of 1999 and a net loss of $95,000 in the second quarter of 1998. The net loss in 1998 contained income from discontinued operations of $34,000 that were attributable to the operations of the consumer products company, expenses relating to the settlement of lawsuits of $55,000 and interest expense of $32,000. The net loss in 1999 contained income from the disposal of the consumer products company of $46,000 relating to the settlement of a disputed marketing agreement and interest expense of $4,000. The reduction in interest expense was achieved by paying off long-term debt and by non-use of the factoring facility.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

Sales of $1,615,000 for the six months ended June 30, 1999 were $155,000 ahead of sales for the six months ended June 30, 1998 primarily because of increased municipal and industrial chemical revenue offset by lower fire protection revenue. Marine revenue for the six months ended June 30, 1999 increased $7,000 to $1,188,000 compared to $1,181,000 in 1998. Of the marine work, $1,086,000 was performed pursuant to a contract with the United States Navy compared to $975,000 in 1998. Additionally, HERC generated municipal revenue of $193,000, fire protection revenue of $55,000 and industrial chemical revenue of $178,000 during the six months ended June 30, 1999.

Consolidated gross margins were 56% and 59% in 1999 and 1998 respectively. The decrease in gross margin percentage is due to changes in revenue mix and volume. HERC anticipates that gross margins will continue to fluctuate as revenue mix and volume changes.

Gross profit increased from $859,000 in 1998 to $907,000 in 1999. The increase in gross profit was the result of increased revenue over the prior period. Selling expenses increased by $18,000 in 1999 while general and administrative expenses decreased by $36,000 during 1999. The changes in selling, general and administrative expenses were caused by a variety of factors including changes in employees, commissions, amortization, rent, insurance and many other factors working in combination with each other.

HERC had an operating loss of $87,000 in 1999 compared to $153,000 in 1998. The smaller operating loss is a function of the increase in revenue and gross profit combined with the decrease in general and administrative expenses offset somewhat by higher selling expenses.

HERC incurred a net loss of $36,000 in 1999 compared to a net loss of $117,000 in 1998. The net loss in 1999 included income from the disposal of the consumer products company of $46,000 relating to settlement of a disputed marketing agreement and interest expense of $9,000. The net loss in 1998 included interest expense of $57,000, a gain on the sale of a patent of $78,000, expenses relating to the settlement of lawsuits of $55,000 and income from operations of the consumer products company of $70,000. The lower interest expense in 1999 was the result of non-utilization of HERC's factoring arrangement combined with the payoff of the majority of HERC's long-term debt.

                         H.E.R.C. PRODUCTS INCORPORATED
                Management's Discussion and Analysis of Financial
                 Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $434,000 and $243,000 at June 30, 1999 and December 31, 1998 and working capital was $495,000 and $449,000 at those respective dates. The increase in cash during 1999 is a function of cash provided by operating and financing activities offset by cash used in investing activities.

As of June 30, 1999, HERC had no factored receivables under its factoring facility although this credit facility is currently available as a source of cash if HERC needs it. (See Note 2 to the consolidated financial statements)

HERC currently contracts with one customer responsible for a majority of HERC's revenues and HERC expects the high concentration level to continue throughout 1999 and in the near future. Thus, any material delay, cancellation or reduction of orders, such as what happened in the month of June 1999, from this customer could have a material adverse effect on HERC's operations. Sales to the U.S. Navy under the U.S. Navy contract accounted for 71% and 73% of consolidated revenues for the three months ended June 30, 1999 and 1998, respectively. Sales to the U.S. Navy under the U.S. Navy contract accounted for 67% of consolidated revenues for the six months ended June 30, 1999 and 1998, respectively.

Because of the high concentration level of revenue being generated by one customer, HERC is actively pursuing ways to minimize the associated risk by diversifying its revenue base and expanding the applications of its technology to new markets. This includes, but is not limited to, securing new marine customers, generating additional revenue from different divisions within the U.S. Navy, focussing on the continual development and expansion of HERC's fire protection system cleaning services utilizing its patented process, marketing its chemical cleaning process toward industrial and municipal applications and securing strategic partnerships with entities that can help develop and market HERC's products and services.

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

                         H.E.R.C. PRODUCTS INCORPORATED

                Management's Discussion and Analysis of Financial
                 Condition and Results of Operations (Continued)

COMPANY'S STATE OF READINESS

HERC has assessed all of its internal and external systems and processes with respect to the Year 2000 issue. HERC has received notification from its provider of financial and accounting software that such software is structured to accommodate the year 2000 and beyond. HERC plans to continue to test all of its mission critical internal and external systems and processes (and the associated Year 2000 "fixes") as the year 2000 approaches. As part of this process, HERC has assessed the potential impact of Year 2000 failures from vendors and outside parties upon its business and has taken steps to minimize that risk. Based on HERC's current state of readiness and the steps currently being taken (i.e., installing backup processes and systems), HERC does not believe that the Year 2000 problem will have a material adverse effect on HERC's financial position, liquidity or operations.

COMPANY'S COSTS OF YEAR 2000 COMPLIANCE

HERC's total cost of Year 2000 compliance has been and is estimated to be immaterial.

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

COMPANY'S CONTINGENCY PLANS

HERC has developed contingency plans with respect to significant Year 2000 issues within its control. For example, HERC has assessed and verified the Year 2000 compliance of its raw material vendors. Verification was accomplished through the use of written certifications. Any vendors not found to be Year 2000 compliant were replaced, if possible, with vendors that were Year 2000 compliant. Management believes, but can not guarantee, that HERC's ability to perform its cleaning services will not be affected by the Year 2000 because the cleaning process involves non-computer related equipment and machinery.

PART II: OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

RECENT SALES OF UNREGISTERED SECURITIES

During the second quarter of 1999, HERC issued 23,272 shares of common stock as compensation to its outside Board of Directors. These shares were issued under an exemption from registration pursuant to section 4(2) of the securities act of 1933.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

REPORTS ON FORM 8-K: NONE

EXHIBITS

Regulation S-B
Exhibit No.              Exhibit
-----------              -------
    27            Financial Data Schedule

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        H.E.R.C. PRODUCTS INCORPORATED
                                                  (Registrant)


Date: August 12, 1999                   By: /s/ S. Steven Carl
                                            ------------------------------------
                                            S. Steven Carl
                                            Chief Executive Officer


                                        By: /s/ Michael H. Harader
                                            ------------------------------------
                                            Michael H. Harader
                                            Chief Financial Officer (Principal
                                            Financial and Accounting Officer)