Form 10QSB
period 1999-09-30
H E R C PRODUCTS INC
filed 1999-11-15
CIK 919010

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

     FOR  THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ____________ to ____________.


                         Commission File Number 1-13012


                         H.E.R.C. PRODUCTS INCORPORATED
           (Name of small business issuer as specified in its charter)


       Delaware                                          86-0570800
State of Incorporation                       IRS Employer Identification Number


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

                                YES [X]   NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                                            Outstanding at
                Class                                      November 8, 1999
                -----                                      ----------------
     Common Stock, $.01 par value                            11,652,853

Transitional Small Business Development Format: YES [ ] NO [X]

                         H.E.R.C. PRODUCTS INCORPORATED

Index To Consolidated Financial Statements

PART I. FINANCIAL INFORMATION                                           Page No.
                                                                        --------
     Consolidated Financial Statements:
     Consolidated Balance Sheets
       September 30, 1999 and December 31, 1998                             3
     Consolidated Statements of Operations
       Three and Nine Months Ended September 30, 1999 and 1998              4
     Consolidated Statement of Stockholders' Equity
       Nine Months Ended September 30, 1999                                 5
     Consolidated Statements of Cash Flows
       Nine Months Ended September 30, 1999 and 1998                        6

     Notes to Consolidated Financial Statements                             7

     Management's Discussion and Analysis of Financial
       Condition and Results of Operations                                 10

PART II. OTHER INFORMATION

     Item 2 - Changes in Securities                                        14

     Item 6 - Exhibits and Reports on Form 8-K                             14

                         H.E.R.C. PRODUCTS INCORPORATED

                           Consolidated Balance Sheets

                                                   September 30,   December 31,
                                                       1999            1998
                                                   ------------    ------------
                                                   (Unaudited)
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                        $    500,323    $    242,867
  Trade accounts receivable, net of allowance
    for doubtful accounts of $16,630 and
    $11,630, respectively                               200,437         616,356
  Inventories                                            31,523          19,430
  Net assets of discontinued operations                  10,000         114,192
  Costs in excess of billings                            12,743          13,993
  Other receivables                                      19,944           4,255
  Prepaid expenses                                      167,111          62,832
                                                   ------------    ------------
        Total Current Assets                            942,081       1,073,925
                                                   ------------    ------------
PROPERTY AND EQUIPMENT
  Property and equipment                              1,048,621         958,736
  Less accumulated depreciation                         453,614         322,311
                                                   ------------    ------------
        Net Property and Equipment                      595,007         636,425
                                                   ------------    ------------
OTHER ASSETS
  Patents, net of accumulated amortization of
    $105,951 and $95,407, respectively                  111,532          64,971
  Patents pending                                        81,249          95,182
  Refundable deposits and other assets                   54,135          76,993
                                                   ------------    ------------
        Total Other Assets                              246,916         237,146
                                                   ------------    ------------
                                                   $  1,784,004    $  1,947,496
                                                   ============    ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                 $    104,921    $    155,650
  Accrued wages                                          36,243          42,030
  Billings in excess of costs                                --          42,447
  Current portion of notes payable                       61,453          66,109
  Net Liabilities of discontinued operations             41,887         154,506
  Other accrued expenses                                167,605         164,042
                                                   ------------    ------------
        Total Current Liabilities                       412,109         624,784

LONG-TERM LIABILITIES
  Notes payable, net of current portion                   9,056          25,147
                                                   ------------    ------------
        Total Liabilities                               421,165         649,931
                                                   ------------    ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common Stock, $0.01 par value; authorized
    40,000,000 shares; issued and outstanding
    11,641,089 and 11,491,921, respectively             116,411         114,919
  Additional paid-in capital                         13,968,701      13,923,793
  Accumulated deficit                               (12,722,273)    (12,741,147)
                                                   ------------    ------------
         Total Stockholders' Equity                   1,362,839       1,297,565
                                                   ------------    ------------
                                                   $  1,784,004    $  1,947,496
                                                   ============    ============

The accompanying notes are an integral part of these consolidated balance sheets

                         H.E.R.C. PRODUCTS INCORPORATED

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                            Three Months Ended               Nine Months Ended
                                                               September 30,                   September 30,
                                                        ----------------------------    ----------------------------
                                                           1999             1998            1999           1998
                                                        ------------    ------------    ------------    ------------
SALES                                                   $    683,348    $    686,542    $  2,298,101    $  2,146,452
COST OF SALES                                                288,432         348,911         996,108         949,554
                                                        ------------    ------------    ------------    ------------
GROSS PROFIT                                                 394,916         337,631       1,301,993       1,196,898
SELLING EXPENSES                                              97,519          79,075         296,286         260,208
GENERAL AND ADMINISTRATIVE EXPENSES                          340,827         390,367       1,136,250       1,221,938
                                                        ------------    ------------    ------------    ------------
OPERATING LOSS                                               (43,430)       (131,811)       (130,543)       (285,248)
                                                        ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE)
 Interest expense                                             (4,245)        (16,985)        (13,517)        (73,735)
 Miscellaneous                                                 6,128           6,818          20,624          13,890
 Expenses relating to settlement of lawsuits                      --         (65,000)             --        (120,000)
 Gain (loss) on sale or disposal of equipment                 96,028         (98,139)         96,028        (103,835)
 Gain on sale of patent                                           --              --              --          77,597
                                                        ------------    ------------    ------------    ------------
         Total Other Income (Expense)                         97,911        (173,306)        103,135        (206,083)
                                                        ------------    ------------    ------------    ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                      54,481        (305,117)        (27,408)       (491,331)
DISCONTINUED OPERATIONS:
     Income from Operations of Discontinued Segments              --          34,285              --         103,951
     Income from Disposition of Discontinued Segments             --         363,809          46,282         363,809
                                                        ------------    ------------    ------------    ------------
NET INCOME (LOSS)                                       $     54,481    $     92,977    $     18,874    $    (23,571)
                                                        ============    ============    ============    ============

INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED

INCOME (LOSS) FROM CONTINUING OPERATIONS                $         --    $      (0.02)   $         --    $      (0.04)
INCOME FROM DISCONTINUED OPERATIONS                               --            0.03              --            0.04
                                                        ------------    ------------    ------------    ------------
NET INCOME (LOSS) PER COMMON SHARE                      $         --    $       0.01    $         --    $         --
                                                        ============    ============    ============    ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC                                                     11,641,089      11,470,588      11,577,266      10,026,559
                                                        ============    ============    ============    ============
DILUTED                                                   11,664,800      11,470,588      11,577,266      10,026,559
                                                        ============    ============    ============    ============

  The accompanying notes are an integral part of these consolidated statements

                         H.E.R.C. PRODUCTS INCORPORATED

                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)


                                 Common Stock            Additional
                          ---------------------------     Paid-in      Accumulated
                             Shares         Amount        Capital        Deficit          Total
                          ------------   ------------   ------------   ------------    ------------
BALANCE,
DECEMBER 31, 1998           11,491,921   $    114,919   $ 13,923,793   $(12,741,147)   $  1,297,565

Net Income                          --             --             --         18,874          18,874

Common Stock issued to
Board of Directors and
Officers as compensation       149,168          1,492         44,908             --          46,400
                          ------------   ------------   ------------   ------------    ------------
BALANCE,
SEPTEMBER 30, 1999          11,641,089   $    116,411   $ 13,968,701   $(12,722,273)   $  1,362,839
                          ============   ============   ============   ============    ============

   The accompanying notes are an integral part of this consolidated statement

                         H.E.R.C. PRODUCTS INCORPORATED

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                          Nine Months Ended
                                                             September 30,
                                                         ----------------------
                                                           1999         1998
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                      $  18,874    $ (23,571)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities
    Depreciation and amortization                          161,294      245,551
    (Gain) loss on sale or disposal of equipment           (96,028)     103,835
    Common stock issued for services                        36,500           --
    (Increase) decrease in assets
      Trade accounts receivable                            415,919     (270,314)
      Inventories                                          (12,093)     (59,715)
      Costs in excess of billings                            1,250           --
      Other receivables                                    (15,689)     (16,792)
      Prepaid expenses                                    (107,179)     (63,343)
      Refundable deposits and other assets                  22,858      (57,423)
      Change in net assets of discontinued operations      104,192           --
    Increase (decrease) in liabilities
      Accounts payable                                     (50,729)    (358,978)
      Accrued wages and other accrued expenses              (2,224)     166,347
      Billings in excess of costs                          (42,447)          --
      Change in net liabilities of discontinued
        operations                                        (112,619)    (261,272)
                                                         ---------    ---------
        Net cash provided by (used in)
          operating activities                             321,879     (595,675)
                                                         ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                    (106,506)    (149,059)
  Cash received from the sales of equipment                106,000        4,504
  Expenditures related to patents and patents pending      (43,171)     (34,935)
                                                         ---------    ---------
        Net cash used in investing activities              (43,677)    (179,490)
                                                         ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                        --      999,400
  Proceeds from issuance of notes payable
    and long-term debt                                     155,996      137,431
  Principal payments under notes payable                  (176,742)    (138,324)
                                                         ---------    ---------
        Net cash provided by (used in)
          financing activities                             (20,746)     998,507
                                                         ---------    ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                  257,456      223,342
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           242,867      135,396
                                                         ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 500,323    $ 358,738
                                                         =========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for interest                 $  13,517    $  74,397
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

NOTE 2 - LONG TERM DEBT AND OTHER FINANCING ARRANGEMENTS

In October 1997, HERC concluded an arrangement for a factoring facility whereby the factor purchases eligible receivables and advances 80% of the purchased amount to HERC. Purchased receivables may not exceed $600,000 at any one time. The arrangement may be canceled by either party with 30 days notice. If HERC cancels, certain penalties may apply. At September 30, 1999, there were no factored receivables. This arrangement is accounted for as a sale of receivables on which the factor has recourse to the 20% residual of aggregate receivables purchased and outstanding.

NOTE 3 - DISCONTINUED OPERATIONS

During the fourth quarter of 1998, HERC concluded the sale of its wholly owned subsidiary, Herc Consumer Products, Inc., which is accounted for as a discontinued operation in the accompanying financial statements. Accordingly, the Consolidated Statements of Operations for the three and nine months ended September 30, 1998 have been reclassified.

NOTE 4 - SEGMENT INFORMATION

Information by segment as of and for the three months ended September 30, 1999 was:

                                             Pipe      Industrial
                                           Cleaning    Chemicals   Corporate   Consolidated
                                          ----------   ---------   ---------   ------------
Sales                                      $645,765    $ 37,583   $      --    $  683,348
Income (loss) from continuing operations    270,692       6,925    (223,136)       54,481
Total assets                                907,699      75,914     800,391     1,784,004
Depreciation and amortization                40,706       1,500      10,263        52,469
Capital expenditures                         45,359          --          --        45,359

Management did not maintain segment information for the three months ended September 30, 1998 in the same manner presented above. It would be impracticable for management to restate these results as of and for the three months ended September 30, 1998, to conform to the September 30, 1999 presentation.

                         H.E.R.C. PRODUCTS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Information by segment as of and for the nine months ended September 30, 1999 was:

                                              Pipe      Industrial
                                            Cleaning    Chemicals    Corporate   Consolidated
                                           ----------   ---------    ---------   ------------
Sales                                      $2,082,235   $215,866    $      --   $2,298,101
Income (loss) from continuing operations      681,792     76,133     (785,333)     (27,408)
Total assets                                  907,699     75,914      800,391    1,784,004
Depreciation and amortization                 113,734      4,499       43,061      161,294
Capital expenditures                          103,331         --        3,175      106,506

Management did not maintain segment information for the nine months ended September 30, 1998 in the same manner presented above. It would be impracticable for management to restate these results as of and for the nine months ended September 30, 1998, to conform to the September 30, 1999 presentation.

NOTE 5 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators (weighted average number of shares outstanding) of the basic and diluted earnings per share (EPS) computation for the three and nine months ended September 30, 1999 and 1998 is as follows:

                                           Three Months Ended
                                           September 30, 1999
                                        -------------------------
                                        Net Income       Shares       Per Share
                                        (Numerator)   (denominator)     Amount
                                        ----------     ----------     ----------

Basic EPS                               $   54,481     11,641,089     $       --
                                                                      ==========
Effect of stock options and warrants            --         23,711
                                        ----------     ----------
Diluted EPS                             $   54,481     11,664,800     $       --
                                        ==========     ==========     ==========

                                           Three Months Ended
                                           September 30, 1998
                                        -------------------------
                                        Net Income       Shares       Per Share
                                        (Numerator)   (denominator)     Amount
                                        ----------     ----------     ----------

Basic EPS                               $   92,977     11,470,588     $      .01
                                                                      ==========
Effect of stock options and warrants            --             --
                                        ----------     ----------
Diluted EPS                             $   92,977     11,470,588     $      .01
                                        ==========     ==========     ==========

                         H.E.R.C. PRODUCTS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                           Nine Months Ended
                                           September 30, 1999
                                        -------------------------
                                        Net Income       Shares       Per Share
                                        (Numerator)   (denominator)     Amount
                                        ----------     ----------     ----------

Basic EPS                               $   18,874     11,577,266     $       --
                                                                      ==========
Effect of stock options and warrants            --             --
                                        ----------     ----------
Diluted EPS                             $   18,874     11,577,266     $       --
                                        ==========     ==========     ==========

                                            Nine Months Ended
                                            September 30,1998
                                        -------------------------
                                         Net Loss        Shares       Per Share
                                        (Numerator)   (denominator)     Amount
                                        ----------     ----------     ----------

Basic EPS                               $  (23,571)    10,026,559     $       --
                                                                      ==========
Effect of stock options and warrants            --             --
                                        ----------     ----------
Diluted EPS                             $  (23,571)    10,026,559     $       --
                                        ==========     ==========     ==========

For all periods presented, except the three months ended September 30, 1999, no common stock equivalents were considered in the EPS calculations, as their effect was anti-dilutive.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

Sales of $683,000 in the third quarter were $3,000 less than 1998 third quarter sales because of a decrease in industrial chemical sales, offset for the most part by increases in fire protection and marine revenue. Marine revenue was $599,000 compared to $596,000 in the third quarter of 1998. Of the marine work, $454,000 was performed pursuant to a contract with the United States Navy compared to $474,000 in 1998. Additionally, HERC generated fire protection revenue of $46,000 and industrial chemical revenue of $38,000 in the third quarter of 1999.

Consolidated gross margins were 58% and 49% in 1999 and 1998, respectively. The increase in gross margin percentage in 1999 is the result of cost overages related to a fire protection job in 1998 that were not incurred in 1999 in addition to changes in revenue mix and volume. HERC expects that gross margin percentages will continue to fluctuate as changes in revenue mix and volume occur.

Gross profit increased from $338,000 in 1998 to $395,000 in 1999 primarily because of the project cost overages mentioned above. General and administrative expenses decreased by $50,000 in 1999 while selling expenses increased by $18,000 in 1999. The decrease in general and administrative expenses was the result of reductions in amortization, printing, rent and other expenses. The higher selling expense can be attributed primarily to increased marketing efforts in the fire protection area.

                         H.E.R.C. PRODUCTS INCORPORATED
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

HERC had an operating loss of $43,000 in 1999 compared with an operating loss of $132,000 in 1998. The smaller operating loss was the result of the 1998 project cost overages combined with the lower general and administrative expenses offset somewhat by the higher selling expenses.

HERC realized net income of $54,000 in the third quarter of 1999 and net income of $93,000 in the third quarter of 1998. The net income in 1998 contained income from operations of discontinued segments of $34,000, income from the disposition of discontinued segments of $364,000, a loss on the disposal of equipment of $98,000, expenses relating to the settlement of lawsuits of $65,000 and interest expense of $17,000. The net income in 1999 contained income from the sale of equipment of $96,000 and interest expense of $4,000. The reduction in interest expense was achieved by paying down long-term debt and by non-use of HERC's factoring facility.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

Sales of $2,298,000 for the nine months ended September 30, 1999 were $152,000 ahead of sales for the nine months ended September 30, 1998 primarily because of increased fire protection and municipal revenue in addition to higher marine and industrial chemical revenue. Marine revenue for the nine months ended September 30, 1999 increased $10,000 to $1,787,000 compared to $1,777,000 in 1998. Of the marine work, $1,540,000 was performed pursuant to a contract with the United States Navy compared to $1,449,000 in 1998. Additionally, HERC generated municipal revenue of $193,000, fire protection revenue of $102,000 and industrial chemical revenue of $216,000 during the nine months ended September 30, 1999.

Consolidated gross margins were 57% and 56% in 1999 and 1998 respectively. The increase in gross margin percentage is due to changes in revenue mix and volume. HERC anticipates that gross margins will continue to fluctuate as revenue mix and volume changes.

Gross profit increased from $1,197,000 in 1998 to $1,302,000 in 1999. The increase in gross profit was the result of increased revenue over the prior period and project cost overages incurred in 1998. Selling expenses increased by $36,000 in 1999 while general and administrative expenses decreased by $86,000 during 1999. The changes in selling, general and administrative expenses were caused by a variety of factors including changes in employees, commissions, amortization, rent, insurance, travel and trade show expenses and several other factors working in combination with each other.

HERC had an operating loss of $131,000 in 1999 compared to $285,000 in 1998. The smaller operating loss is a function of the increase in revenue and gross profit combined with the decrease in general and administrative expenses offset somewhat by higher selling expenses.

HERC realized net income of $19,000 in 1999 compared to a net loss of $24,000 in 1998. The net income in 1999 included income from the disposition of the consumer products company of $46,000 relating to settlement of a disputed marketing agreement, income from the sale of equipment of $96,000 and interest expense of $14,000. The net loss in 1998 included interest expense of $74,000, a gain on the sale of a patent of $78,000, expenses relating to the settlement of lawsuits of $120,000, income from the disposition of the agricultural subsidiary of $364,000, a loss on the disposal of equipment of $104,000 and income from operations of the consumer products company of $104,000. The lower interest expense in 1999 was the result of non-utilization of HERC's factoring arrangement combined with the pay down of HERC's long-term debt.

                         H.E.R.C. PRODUCTS INCORPORATED
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $500,000 and $243,000 at September 30, 1999 and December 31, 1998 and working capital was $530,000 and $449,000 at those respective dates. The increase in cash during 1999 is a function of cash provided by operating activities offset by cash used in investing and financing activities.

Sales to the U.S. Navy under the U.S. Navy contract accounted for 66% and 69% of consolidated revenues for the three months ended September 30, 1999 and 1998, respectively. Sales to the U.S. Navy under the U.S. Navy contract accounted for 67% of consolidated revenues for the nine months ended September 30, 1999 and 1998, respectively. HERC expects this high concentration of revenue from the U.S. Navy to continue throughout 1999 and 2000. Any material delay, cancellation or reduction of orders from the U.S. Navy could have a material adverse effect on HERC's operations.

Because of the high concentration level of revenue being generated by one customer, HERC is actively pursuing ways to minimize the associated risk by diversifying its revenue base and expanding the applications of its technology to new markets. This includes, but is not limited to, securing new marine customers, generating additional revenue from different divisions within the U.S. Navy, focussing on the continual development and expansion of HERC's fire protection system cleaning services utilizing its patented process, marketing its chemical cleaning process toward industrial and municipal customers and securing strategic partnerships with entities that can help develop and market HERC's products and services.

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

                         H.E.R.C. PRODUCTS INCORPORATED
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

COMPANY'S STATE OF READINESS

HERC has assessed all of its internal and external systems and processes with respect to the Year 2000 issue. HERC has received notification from its provider of financial and accounting software that such software is structured to accommodate the year 2000 and beyond. HERC has tested all of its mission critical internal and external systems and processes (and the associated Year 2000 "fixes"). As part of this process, HERC assessed the potential impact of Year 2000 failures from vendors and outside parties upon its business and has taken steps to minimize that risk. Based on HERC's current state of readiness, HERC does not believe that the Year 2000 problem will have a material adverse effect on HERC's financial position, liquidity or operations.

COMPANY'S COSTS OF YEAR 2000 COMPLIANCE

HERC's total cost of Year 2000 compliance has been immaterial.

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

COMPANY'S CONTINGENCY PLANS

HERC has developed contingency plans with respect to significant Year 2000 issues within its control. For example, HERC has assessed and verified the Year 2000 compliance of its largest raw material vendors. Verification was accomplished through the use of written certifications. Any vendors not found to be Year 2000 compliant were replaced, if possible, with vendors that were Year 2000 compliant. HERC will also stock enough inventory to continue providing cleaning services well into the Year 2000. Management believes that HERC will be able to perform its cleaning services without encountering any Year 2000 problems because HERC's cleaning process involves non-computer related equipment and machinery.

                           PART II: OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

RECENT SALES OF UNREGISTERED SECURITIES

During the third quarter of 1999, HERC issued 11,764 shares of common stock as compensation to the non-employee members of its Board of Directors. These shares were issued under an exemption from registration pursuant to section 4(2) of the securities act of 1933.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

REPORTS ON FORM 8-K: NONE

EXHIBITS

Regulation S-B
Exhibit No.     Exhibit
-----------     -------
 (10.26)       Employment Agreement with S. Steven Carl dated June 15, 1999
 (27)           Financial Data Schedule

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        H.E.R.C. PRODUCTS INCORPORATED
                                        (Registrant)


Date: November 12, 1999                 By: /s/ S. Steven Carl
                                            ------------------------------------
                                            S. Steven Carl
                                            Chief Executive Officer


                                        By: /s/ Michael H. Harader
                                            ------------------------------------
                                            Michael H. Harader
                                            Chief Financial Officer (Principal
                                            Financial and Accounting Officer)