Form 10KSB
period 1999-12-31
H E R C PRODUCTS INC
filed 2000-03-28
CIK 919010

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:
                  For the Fiscal Year Ended December 31, 1999

[ ] TRANSITION Report under section 13 or 15 (d) of the Securities Act of 1934: for the transition period from ________ to ________.


                         Commission File Number 1-13012

                         H.E.R.C. PRODUCTS INCORPORATED
                 (Name of small business issuer in its charter)

      Delaware                                              86-0570800
(State of Incorporation                                    (IRS Employer
   or Organization)                                      Identification Number)


                         2215 West Melinda Lane, Suite A
                             Phoenix, Arizona 85027
                    (Address of principal executive offices)

                                 (623) 492-0336
                (Issuer's telephone number, including area code)

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $3,489,743

At February 17, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was $5,264,478 based on the closing market price of the Common Stock on such date as reported by the OTC BB Market of $0.48. This calculation assumes that the affiliates of the Company are its board of directors and its officers.

At March 10, 2000, there were 11,666,187 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes [ ]  No[X]

Documents Incorporated by Reference: None

FORWARD-LOOKING STATEMENTS

     Parts of this report describe historical information, such as the 1998 and 1999 operating results, and H.E.R.C. Products Incorporated ("HERC") believes the descriptions to be accurate. In contrast to describing the past, some sentences in this report indicate that HERC believes that events or financial results are likely to occur in 2000 or thereafter. These sentences typically use words or phrases like "believe," "expects," "anticipates," "estimates," "will continue" and similar expressions. Statements using those words or similar expressions are intended to identify "forward-looking statements" as that term is used in
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include projections of operating results for 2000 and beyond, either concerning a specific segment of HERC's business, or concerning HERC as a whole.

     Actual results, however, may be materially different from the results projected in the forward-looking statements, due to a variety of risks and uncertainties. These risks and uncertainties include those set forth in Item 1 of Part I hereof, entitled "Business," in Item 6 of Part II hereof, entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Exhibit 99 hereof and elsewhere in this report.

     The forward-looking statements in this report are current only as of the date this report is filed with the Securities and Exchange Commission. After the filing of this report, HERC's expectations of likely results may change, and HERC may come to believe that certain forward-looking statements in this report are no longer accurate. HERC does not have an obligation to release publicly any corrections or revisions to any forward looking statements in this report, even if HERC believes the forward looking statements are no longer true.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     H.E.R.C. Products Incorporated is a chemical and engineering technology company that develops and patents products and processes for use on water scale and corrosion on surfaces, in pipeline systems and in soils. HERC markets its products to municipal, industrial and other customers directly and through key strategic alliances. HERC's cleaning services are directed toward commercial, industrial, marine, municipal and other customers.

     Over time, most water systems, such as potable water delivery systems, sprinkler systems, waste systems, process water systems and water wells, become internally corroded and openings become tuberculated. The effect is a smaller diameter through which water and waste can travel and a less efficient system. HERC cleaning methodologies remove the scale and corrosion and restore the efficiency and flow characteristics of the system.

     HERC uses patented and other proprietary chemical products in its cleaning services. HERC's chemistry is circulated through a pipe system that is no longer functioning properly. HERC's chemicals dissolve and remove scale and corrosion and retain the components of scale and corrosion in solution, even at highly concentrated levels, until they are flushed from the systems. The system may then be treated with other chemical products that retard corrosion or suppress the environment that supports biological growth and, thus, is maintained as a more efficient pipe system after the HERC cleaning. Many of the chemicals used by HERC are non-fuming, non-abrasive and non-flammable. Many of HERC's products are certified biodegradable by Scientific Certification Systems, an independent certifying and testing laboratory ("Green Cross").

     HERC's chemical products and processes were developed to provide a more cost effective and efficient means of cleaning pipe systems in contrast to replacement, mechanical scraping, pigging, hydro blasting or other pipe cleaning methods. HERC's products include Pipe-Klean(R) and Well-Klean(R), which remove encrustation from water pumping and distribution systems; Compound 360, Compound 400 and Slug(R) to clean and maintain cooling and other water treatment systems; and Line-Out(R) for salt removal from soil surfaces and the cleaning of drip irrigation systems. HERC also sells private label products utilizing its proprietary formulations or products complementary to its formulations for key customers.

     The relative contribution of the business segments to HERC's operating revenue and operating profit for the two years ended December 31, 1999, and the identifiable assets of each segment at the end of each of those years are included in Note 7 to the consolidated financial statements in this report.

     HERC was incorporated in Arizona in December 1986 and re-incorporated in Delaware in 1994. HERC executive offices, warehouse and manufacturing facility for some of the proprietary products are located in Phoenix, Arizona and its telephone number is (623) 492-0336.

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

     The generally accepted cleaning methods for various water systems include replacement, mechanical scraping, hydro blasting, pigging and chemical cleaning. HERC offers a method of chemical cleaning which it believes is a significant improvement over most other cleaning methods because it is faster, cheaper and more complete and has a lower environmental impact.

     Pipe-Klean and Well-Klean, some of the products of HERC used in its pipe system cleaning, act to remove scale and corrosion. These products have been tested and certified to ANSI/NSF Standard 60 by the National Sanitation Foundation (NSF) for use as well cleaning and pipe cleaning aids in drinking water systems. ANSI/NSF Standard 60 was developed to establish minimum requirements for the control of potential adverse human health effects from products added directly to water for its treatment.

PIPE CLEANING DIVISION

     HERC provides pipe cleaning and other corrosion removal and control services targeted at many customers and industries. Included are pipe systems for marine, industrial, potable water, wastewater, fire protection, cooling, chemical feed line and other applications. During 1999, total pipe cleaning revenue increased 11% to $3,248,000 from $2,919,000 in 1998.

MARINE

     The marine applications focus on the cleaning of shipboard pipe systems for water and wastewater. In particular, the vacuum waste systems aboard most marine vessels develop a scale in the pipe interiors that requires cleaning approximately once every 12-18 months. The principal customers of the pipe cleaning division are the United States Coast Guard and the United States Navy. In September 1997, HERC received a five-year contract from the United States Navy-Supervisor of Shipbuilding (SupShip) office in Portsmouth, Virginia. This contract is renewable on a year-to-year basis at the option of the U.S. Navy and calls for HERC to clean pipe systems on board ships based in the Norfolk area. The Portsmouth contract permits HERC to charge set amounts for its services. Other SupShip offices of the Atlantic Fleet and the maintenance office of the United States Coast Guard also are using the Portsmouth contract to have vessels cleaned. During 1998 HERC cleaned piping systems on board seventy-two United States vessels. During 1999 HERC cleaned piping systems on board a total of eighty-four United States vessels.

     In order to meet the requirements of the Portsmouth contract, and to better serve the East Coast market, HERC opened an office in Portsmouth, Virginia during 1997. In 1998, HERC opened an office in San Diego to expand its ability to offer its pipe cleaning services to the Pacific Fleet, Western United States Coast Guard and other west coast customers. The division employs a sales staff located in both of its coastal offices and its corporate headquarters in Phoenix to service its existing customers and to generate additional pipe cleaning sales.

FIRE PROTECTION

     HERC developed its patented process for cleaning fire protection systems in 1993. Since then, HERC has chemically cleaned many fire protection systems for several industries and customers. HERC believes that it has a significant advantage in securing fire protection system cleaning work because HERC has a patent that covers the process of chemically cleaning a fire protection system and because HERC is experienced in such work. HERC is unaware of any other current method that could be used to economically clean such systems.

     One such system was in the McCarran International Airport in Las Vegas, Nevada. As is typical of many such systems, the sprinkler system had become severely corroded with microbiologically influenced corrosion (MIC) and was not achieving required operational levels. As a result of the cleaning done on this and other sites, HERC has been recognized by the American and National Fire Sprinkler Associations as a rehabilitative method for fire protection systems. HERC continues to pursue certification by Factory Mutual and IRI-Hartford Steam Boiler, two of the major insurance companies of fire protection systems so that it will be able to market more aggressively its services to this area of the pipe system market. HERC believes that these endorsements would be beneficial in its marketing, since insurance premiums are usually a reflection of system performance. At this time HERC has no indication that it will achieve certification or what the timing might be if it did. HERC is also pursuing certification of its Pipe Klean product by Underwriters Laboratories, Inc. ("UL"). Sales from chemical cleaning of fire protection systems increased 200% to $300,000 in 1999 from $100,000 in 1998.

     HERC is currently in the process of establishing a licensing program whereby HERC plans to license the use of its process patent for cleaning fire protection systems to acceptable fire sprinkler contractors and/or other companies involved in the fire protection industry for a minimum yearly fee plus royalties based on the licensee's fire protection cleaning revenue. HERC has not entered into any such agreement as of December 31, 1999. There can be no assurance that HERC will be successful in its implementation of the licensing program or that HERC will successfully complete any such license agreement.

POTABLE WATER

     Underground potable waterlines represent another market in which HERC may use its expertise in pipe system cleaning. HERC has many patents covering the process of chemically cleaning potable water distribution systems. In addition, its chemical products used for this application are ANSI/NSF Standard 60 certified. Because of the above factors and because of the size of the potable water distribution system market, HERC believes that it has significant potential in this business. The standards developed by NSF that have been used to approve HERC's products have been adopted legislatively in many states and are policy in many others.

     The most common problem found in potable water lines is tuberculation. This is the development of chemical and biological corrosion inside the pipes to the point where the useful diameter of the pipe is severely restricted. It is not unusual to have a four-inch main line with only one inch of useful diameter remaining. Tuberculation may also cause colored water, bad odors, unpleasant taste and increased chemical treatment and pumping costs.

     Recently HERC has focused its attention primarily on marine system pipe cleaning and secondarily on fire protection system pipe cleaning where its margins are better and the sales cycle is faster. One reason for this focus has been the long lead-time to consummate potable water system sales contracts and the expense of obtaining and servicing these contracts. Often payment is dependent on the work of other contractors and lengthy approval processes. Although HERC focused its attention in this segment from 1994 to early 1997, it currently represents an insignificant portion of its business. HERC anticipates it becoming a more significant part of its business over time.

INDUSTRIAL, WATER TREATMENT AND OTHER

     In industrial plants, tuberculation greatly reduces heat exchange, condensing and flow capacities. In water treatment plants, chemical feed lines become internally clogged to the point where they do not function properly. Anywhere there are pipes, there is a need for HERC cleaning methods. HERC is currently working to expand its application base to multiple areas. In the future, HERC believes that industrial, water treatment and other piping systems will benefit from HERC's cleaning processes.

INDUSTRIAL CHEMICALS DIVISION

     The industrial chemicals division manufactures and sells chemical products using HERC's proprietary and patented formulas for applications in the removal of salt, scale and corrosion and in the maintenance of water process systems.

These products are currently Well-Klean(R), Line Out(R) and several Process Water products including certain products currently being manufactured under a private label for Dupont. Industrial chemical sales totaled $250,000 and $242,000 in 1998 and 1999 respectively.

     Well-Klean is used to remove scale and corrosion in water wells. Over time the well screen and many other well components become clogged. When added to wells following HERC's instructions, Well-Klean removes the harmful corrosion and corrosion by products from the well components and the surrounding aquifer to restore well pumping characteristics that ultimately lead to improved well performance. With no marketing emphasis, Well-Klean sales were flat from 1998 to 1999. HERC anticipates that it will increase its marketing efforts for Well-Klean in 2000.

     Line Out is used in the cleaning of drip irrigation systems and for salt removal from soils in the root zone of turf grasses on golf courses. Drip systems will clog with scale over time and require regular maintenance in order to continue to perform. HERC's Line Out product provides a superior method of providing for cleaning while also improving water distribution. In addition, the use of high salt content water by golf courses for irrigation has caused the need for a product to remove salt from the turf root zone. HERC manufactures Line Out as a private labeled product called Deliminate(R) for Eco Soil Systems, Inc. (NASDAQ: ESSI) for golf courses in the United States.

     Chlor*Rid is a product that utilizes one of HERC's core formulas for removing salt from surfaces prior to the application of high performance paints or coatings. During 1998 HERC sold its half ownership of a patent covering this application to Chlor*Rid International. Under the sales agreement HERC will maintain manufacturing rights of the product or royalties on future sales for the life of the patent, which is about fourteen years.

     Process  water  products are sold  primarily  under the trade name Compound
360. These are used in the de-scaling and maintenance of all types of process water systems. These include cooling towers, heat exchangers and condensers. During 1999, HERC entered into agreements with Dupont whereby HERC will manufacture private labeled products for Dupont using HERC formulas. In addition to realizing the gross profit from the manufacturing of the product, HERC will receive royalties on the sales of the defined product. HERC may also market its products to the same customers and can use the Dupont trade name in certain marketing pieces.

MARKETING AND DISTRIBUTION

     HERC markets its products and services through its marketing and sales staff and independent distributors and sales representatives as well as through strategic partnerships and marketing agreements. In 1998 and 1999, sales to the U.S. Navy under the Portsmouth contract were 66% and 70% respectively of consolidated sales from continuing operations.

ADVERTISING

     HERC advertises and publishes in selected industry publications and initiates direct mail pieces to specific groups of potential consumers of its various products. HERC also uses several "800" numbers in connection with its advertising, direct mail programs and order entry. HERC has a web sight that explains HERC's products and services and gives detailed information about the Company. HERC's web site address is WWW.HERCPROD.COM. The primary emphasis of the advertising is to promote awareness of HERC and its various products and services.

COMPETITION

     Regional contractors normally perform water well and water-based pipeline system revitalization and rehabilitation. There are no major companies that dominate this business in the Marine, Municipal or Industrial markets. The largest company in the water well field is Layne-Christensen, Inc. Chemicals used in cleaning water systems have generally been non-proprietary, readily available acids produced by such major chemical companies as DuPont, Dow Chemical Company, Hill Brothers Chemical Company and Vista Chemical Company. These companies are substantially larger and have far more extensive resources than HERC. To the extent that HERC seeks to sell its water system pipeline rehabilitation products directly to end users, it may be perceived as competing with the regional contractors to which it might also seek to market its pipe rehabilitation products and technology. While they are not as large as the chemical producers, the contracting companies are still generally larger and more established in the industry than HERC.

     HERC anticipates that the companies with which it competes have the resources to develop, have developed, are developing, or may develop and market products and services directly competitive with those of HERC. Current competitors or new market entrants could produce directly new or enhanced products with features that render HERC's products obsolete or less marketable. HERC's competitive success will depend on its ability to promote and to adapt to technological changes and advances in the water systems treatment industry.

     In the opinion of HERC's management, HERC's products and methods are superior to many other water system treatment chemicals and methods because they work better, are easier to use, less expensive and less harmful to the environment. HERC competes principally on the basis of these qualities and by securing strategic relationships with established companies. HERC has patent protection for certain of its chemicals and processes and is seeking to expand patent protection by making new applications with respect to its proprietary products and technologies in order to provide a diverse product base.

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

PATENT AND TRADEMARK PROTECTION

     HERC has a series of United States patents for the use of its Pipe-Klean technology in the cleaning of potable water distribution and fire protection systems, a United States patent on the mobile re-circulation units employed in the pipe cleaning process and a series of United States patents on the core chemical technology used for pipe cleaning and industrial water applications. HERC has also received a Notice of Allowance for its basic pipe-cleaning patents for the association of European countries and has applied for these patents throughout Europe in 1999. Additionally, U.S. Patent applications for Methods of Pipe Cleaning and improvements on the basic method were issued and received by HERC during 1999. Other patent applications for pipe cleaning markets and methods are pending from prior years and new applications filed during 1999.

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

     In the event that HERC's products infringe patent or proprietary rights of others, HERC may be required to modify its processes or obtain a license. There can be no assurance that HERC would be able to do so in a timely manner, upon acceptable terms and conditions or at all. The failure to do so could have a material adverse effect on HERC. In addition, there can be no assurance that HERC will have the financial or other resources necessary to defend a patent or proprietary rights action. Moreover, if any of HERC's products infringe patents or proprietary rights of others, HERC under certain circumstances could become liable for damages that could have a material adverse effect on HERC.

     h.e.r.c.(R), Well-Klean(R), Pipe-Klean(R), and Line-out(R)are registered trademarks of HERC.

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

GOVERNMENT REGULATION

     Water pollution is a major focus of federal, state and local environment protection laws and regulations. The discharge from water systems treatment is subject to these laws and regulation. The water system treatment chemicals industry and HERC's operations are subject to extensive and significant regulation by federal, state and local governmental authorities. Some of such regulation is extensive and may from time to time have a significant impact on HERC's operations. NSF has indicated that Pipe-Klean and Well-Klean comply with the standards for chemicals that can be used in cleaning drinking water systems. In addition, many of HERC's products are Green Cross certified as biodegradable by Scientific Certification Systems. Products are biodegradable if they can be broken down into carbon dioxide, water and minerals without harmful effects to the environment.

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

RESEARCH AND DEVELOPMENT

     HERC estimates that it spent $13,000 on research and development activities during 1999.

DISCONTINUED OPERATIONS

     During the fourth quarter of 1997, HERC discontinued the operations of its wholly owned subsidiary, CCT Corporation. CCT manufactured and distributed proprietary agricultural products. CCT is treated as a discontinued operation.

     On December 9, 1998, HERC sold the business of its wholly owned subsidiary, HERC Consumer Products, Inc. HERC Consumer Products marketed and sold consumer products to wholesale and retail customers. HERC received an initial payment of $200,000 at the closing and will receive a royalty payment of 3% of the adjusted revenue above

$1,000,000 for some of the consumer products for three years after the closing date. All remaining consumer product inventories were purchased as part of the transaction.

     The operating results relating to these businesses have been segregated from continuing operations and reported as a separate line item on the consolidated statements of operations.

EMPLOYEES

     As of February 21, 2000, HERC had 53 employees. 3 are officers, 39 are engaged in field operations and production, 8 are in administration, and 3 are in marketing and sales. None of HERC's employees is represented by labor unions or covered by a collective bargaining agreement. HERC believes that its relationship with its employees is satisfactory.

SEASONALITY

     Sales of Pipe-Klean and Well-Klean products and certain cleaning services are seasonal in those parts of the United States in the Snow Belt. Seasonal sales can result in uneven cash flow for HERC, which may require HERC to obtain and maintain short-term financing arrangements. In the event such financing arrangements are not available or, once acquired, cease to be available, HERC's operations and financial condition could be materially adversely affected.

ITEM 2. DESCRIPTION OF PROPERTY

     HERC leases approximately 22,000 square feet of office and warehouse facilities in Phoenix, Arizona, 5,530 square feet of office and warehouse facilities in Portsmouth, Virginia, and 2,400 square feet of office and warehouse facilities in National City, California. One Phoenix location is 16,000 square feet, is under an operating lease that expires on July 31, 2001 and provides for monthly payments escalating from $8,796 to $10,053 over the term of the lease. This 16,000 square foot facility is not occupied by HERC and has been sublet for the duration of the lease. HERC's corporate headquarters are located in a facility approximately 6,000 square feet in size. This 6,000 square foot facility is under an operating lease that expires April 30, 2002 and provides for monthly payments escalating from $4,491 to $4,617 over the term of the lease. The Portsmouth facility is under an operating lease expiring December 31, 2002. The lease provides for monthly payments escalating from $2,627 to $2,841 over the term of the lease. The National City location is under a month-to-month operating lease with payments of $1,440 per month and requires a 30-day written notice to cancel.

     Under the terms of the sublease discussed above, HERC will receive rental payments from the sublessee in the amount of $10,210 per month until April 2001.

ITEM 3. LEGAL PROCEEDINGS

     On or about January 14, 1999 in the Supreme Court of the State of New York, County of Suffolk, the Suffolk County Water Authority and R & L Well Drilling, LLC filed as a third-party plaintiff a civil claim against HERC in an action filed on April 8, 1998 by five individual residents of Ronkonkoma, New York, alleging negligence resulting in personal injury and seeking monetary damages of $11 million. HERC, acting through its insurance carrier pursuant to the submitted claim under its comprehensive general liability policy, has substantially denied liability for the original claim.

     Although the resolution of this matter is not known, management and its legal counsel believe HERC has meritorious defenses and believes the outcome will have no material effect on HERC's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of HERC's security holders through solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended December 31, 1999.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

TRADING MARKETS

     The common stock of HERC is listed on the OTC BB Market and on the Boston Stock Exchange under the symbols "HERC" and "HER", respectively. The OTC BB Market is the principal market for the common stock.

     The following table sets forth the high and low trading prices of the common stock as quoted by OTC BB for the periods indicated. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

  The information is believed, but not guaranteed, to be accurate.

1998                               High                   Low
----                              ------                 ------
First Quarter                     $ 0.59                 $ 0.25
Second Quarter                      0.44                   0.25
Third Quarter                       0.44                   0.25
Fourth Quarter                      0.37                   0.19

1999                               High                   Low
----                              ------                 ------
First Quarter                     $ 0.41                 $ 0.22
Second Quarter                      0.42                   0.28
Third Quarter                       0.39                   0.27
Fourth Quarter                      0.55                   0.30

     On February 17, 2000 the closing price for the common stock as quoted by OTC BB was $0.48.

HOLDERS

     As of February 22, 2000, there were 117 record holders of the Common Stock. HERC believes that as of such date there were approximately 1,530 beneficial holders of the Common Stock.

DIVIDENDS

     To date, HERC has not paid any cash dividends on its Common Stock, and it does not anticipate paying any cash dividends. HERC intends to retain all earnings, if any, for use in its business for the foreseeable future

RECENT SALES OR GRANTS OF UNREGISTERED SECURITIES

The following relates to all securities of HERC sold or granted within the last fiscal year that were not registered under the Securities Act of 1933.

                                               CONSIDERATION RECEIVED AND
                                                     DESCRIPTION OF
                                                 UNDERWRITING OR OTHER           EXEMPTION
                                                  DISCOUNTS TO MARKET               FROM
                  TITLE OF                         PRICE AFFORDED TO            REGISTRATION     TERMS OF
DATE OF GRANT     SECURITY       AMOUNT                PURCHASERS                 CLAIMED        EXERCISE
-------------     --------       ------                ----------                 -------        --------
                  Incentive                                                                   Exercisable At
                Stock Options                                                                    Prices of
                     to                         Incentive Stock Options                         $0.33-$0.39
  3/14/99 -       Purchase                     Granted to Employees With          Section         Through
  12/22/99      Common Stock     20,000        No Consideration Received            4(2)         12/22/06

                                               Compensation and Deferred          Section
   6/15/99      Common Stock     80,000    Compensation to Corporate Officers       4(2)            N/a

  1/1/99 -                                                                        Section
   10/1/99      Common Stock     80,932        Board of Director Services           4(2)            N/a

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

1999 COMPARED WITH 1998

     Sales for the fiscal year ended December 31, 1999 were $3,490,000 compared to $3,169,000 in 1998. The pipe cleaning division accounted for $3,248,000 in 1999, of which $2,447,000 was billed under the Portsmouth contract with the United States Navy. In 1998, the pipe cleaning division accounted for $2,919,000 of which $2,095,000 was billed under the Portsmouth contract. Industrial chemical sales were $242,000 in 1999 compared to $250,000 in 1998.

     HERC's sales in 1999 have continued to be generated primarily from the cleaning of pipe systems on board ships. HERC cleaned pipe systems on eighty-four ships in 1999 compared to seventy-two ships in 1998. HERC has continued to focus much of its sales and marketing efforts in this area because of its success in penetrating and expanding its presence in this market in addition to the higher margins it yields compared to certain other chemical cleaning applications. Sales in 1999 also reflect the third year of offering fire protection cleaning services. During 2000, HERC plans to more aggressively market its pipe cleaning services for fire protection systems utilizing HERC's patented chemical cleaning process. Sales of industrial chemicals remained about the same from one year to the next. Sales from cleaning potable and industrial water systems increased in 1999 because of HERC's efforts to diversify the markets in which it cleans pipes and other water systems.

     Consolidated gross margins were 54% in 1999 compared to 58% in 1998. The decrease resulted from increased pipe cleaning revenue in non-marine applications at lower margins than are typically realized cleaning pipe on ships in addition to certain other one time expenses.

     Gross profit increased from $1,841,000 in 1998 to $1,876,000 in 1999 due to increased revenue. Selling expenses increased to $404,000 in 1999 from $367,000 in 1998 while general and administrative expenses decreased from $1,631,000 in 1998 to $1,551,000 in 1999. The increase in selling expenses was due to increases in payroll, advertising, trade show, travel and travel related expenses partially offset by a decrease in commission expenses. The decrease in general and administrative expenses is attributable primarily to decreases in rent, amortization, payroll, legal and office equipment rental expenses offset somewhat by increases in depreciation, telephone, moving, insurance, travel and bad debt expenses.

     For the year ended December 31, 1999, HERC's operating loss was $79,000 compared to $157,000 for the same period in 1998. Additionally, net income for 1999 was $97,000 consisting of income from continuing operations of $24,000 and income from discontinued operations of $73,000. This compares to net income for 1998 of $40,000 consisting of income from discontinued operations of $571,000 offset by a loss from continuing operations of $531,000.

     As HERC continues to focus on marine system pipe cleaning and increases its efforts to generate a greater percentage of its revenue from chemical sales and other pipe cleaning applications, it anticipates that revenues in 2000 will increase over those of 1999. This belief is based on the results of operations in 1999, the level of activity seen thus far in the year 2000 and the anticipated results of its increased efforts to expand its revenue base to new customers and applications, but is subject to change depending on many factors, including continuing to provide services under the Portsmouth contract, expanding operations on the west coast and securing contracts in new and existing markets and locations. It also depends on many factors outside the control of HERC.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents were $66,000 at December 31, 1999 and $243,000 at December 31, 1998 while working capital was $593,000 and $449,000 at those respective dates. The decrease in cash was due to a temporary slowdown in collection of accounts receivable in addition to the use of cash to fund numerous ongoing projects during the fourth quarter. The increase in working capital during 1999 is a function of HERC's positive EBITDA partially offset by cash used for capital expenditures, patent expenditures and the pay down of current debt.

     As of December 31, 1999, HERC had total long-term debt of $6,000. Additionally, as of December 31, 1999, HERC had factored $162,000 of receivables under its factoring facility (See Note 4 to the consolidated financial statements).

     During the fourth quarter of 1998, HERC concluded the sale of its wholly owned subsidiary, HERC Consumer Products, Inc. that marketed and sold consumer products to wholesale and retail customers. HERC was paid a cash consideration of $200,000 at the closing and will be paid a 3% royalty of the adjusted revenue above $1 million for certain consumer products for the three years after the closing date. All remaining consumer products inventories were purchased as a part of the transaction.

     In the second quarter of 1998, HERC sold 3,240,000 shares of Common Stock at $0.31 per share and received net proceeds of $999,400.

     HERC currently contracts with a few customers responsible for a majority of HERC's revenues, and HERC expects the high concentration levels to continue through 2000. Thus, any material delay, cancellation or reduction of orders from these customers could have a material adverse effect on HERC's operations.

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

     HERC has experienced no problems as a result of the Year 2000.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable

                                   PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Name                   Age           Position
----                   ---           --------
S. Steven Carl         42    Chairman of the Board of Directors, Chief Executive
                              Officer and President

Michael H. Harader     32    Vice President of Finance, Chief Financial Officer

Salvatore DiMascio     60    Director

R. John Armstrong      56    Director

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

     Salvatore DiMascio has been a Director of HERC since September 3, 1996. Since 1986, Mr. DiMascio has been President of DiMascio Venture Management, a management and investment-consulting firm. From June 1994 to June 1997, Mr. DiMascio was Executive Vice President and Chief Financial Officer of Anchor Gaming, a public company. Among other executive level positions held during his 30-year career, Mr. DiMascio was Senior Vice President and Chief Financial Officer of Conair Corporation. In addition, he has experience in industrial products manufacturing, distribution and other service industries. Mr. DiMascio is currently a Director of Fotoball USA, a public company. Mr. DiMascio is a Certified Public Accountant.

     R. John Armstrong has been a Director of HERC since January 1, 1999. Mr. Armstrong served eleven years in the U.S. Navy, with experience in ship design, construction and maintenance, with a four-year tour at a SupShip (supervisor of shipbuilding office), serving in quality assurance, contracts and planning departments in addition to serving two years on the engineering faculty at the Naval Academy. Following his resignation from the Navy, Mr. Armstrong served as a Project Manager and, ultimately, Executive Vice President of a professional services company in Washington DC, providing engineering and computer services to a broad spectrum of clients. In 1986 he became the President of Seaward Marine Services, Inc., engaged in international diving services.

BOARD OF DIRECTORS; COMMITTEES

     Directors are elected to serve until the next annual meeting of stockholders of HERC or until their successors are qualified and elected. Officers serve at the discretion of the Board of Directors subject to any contracts of employment.

     Outside Directors elected at duly convened annual shareholder's meetings or other properly convened Board elections are compensated by an annual Outside Director's Retainer in the amount of $15,000 per annum, payable as follows, (a) $1,500 semi-annually on the first day of the second and fourth quarters following such election, (b) $1,000 for personal attendance at duly convened quarterly meetings of the Board, and (c) the issuance of HERC restricted common stock payable quarterly on the first day of each quarter in an amount equivalent to $2,000 of market value measured on the close of trading of the last trading day of the prior quarter, plus out-of-pocket expenses.

     The Board held 5 meetings during the year ended December 31, 1999.

     The  Board  of  Directors  has   established  an  Audit   Committee  and  a
Compensation Committee.

     The Audit Committee, currently comprised of Messrs. DiMascio and Armstrong, has been formed to: (i) recommend annually to the Board of Directors the appointment of the independent auditors of HERC; (ii) review with the independent auditors the scope of the annual audit and review their final report relating thereto; (iii) review with the independent auditors overall accounting practices, policies, and accounting and financial controls of HERC; (iv) be available to the independent auditors during the year for consultation and (v) review related party transactions by HERC on an ongoing basis and review potential conflicts of interest situations where appropriate. The Audit Committee held 2 meetings during the year ended December 31, 1999.

     The Compensation Committee, currently comprised of Messrs. Carl, DiMascio and Armstrong, has been formed to review overall executive compensation and review HERC's employee benefit plans. The Compensation Committee held 1 meeting during the year ended December 31, 1999.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchanges Act of 1934, as amended, requires HERC's directors and officers and persons who beneficially own more than ten percent of HERC's Common Stock to file with the Securities and Exchange Commission ("SEC") and the Boston Stock Exchange initial reports of ownership of Common Stock in HERC. Officers, directors and greater-than-ten percent of shareholders are required by SEC regulation to furnish HERC with copies of all
Section 16(a) reports they filed. To HERC's knowledge, based solely on review of the copies of such reports furnished to HERC and written representation that no other reports were required, during the year ended December 31, 1999, such persons complied with all Section 16(a) filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

     Set forth in the following table is information about the salary paid or accrued to each officer and director receiving compensation of at least $100,000, and the Chief Executive Officer, (collectively, the "Named Executive Officers") for the three years ended December 31, 1999.

Name & Principal Position                               Year       Salary      Stock Grant
-------------------------                               ----       ------      -----------
S. Steven Carl             Chairman of the Board,       1999       $133,913     $ 16,500
                           Chief Executive Officer      1998       $ 82,100     $     --
                           & President                  1997       $100,100     $     --

     Other than the compensation stated in the table, the Named Executive Officer did not receive non-cash benefits having a value exceeding 10% of his stated compensation.

STOCK OPTION PLANS

     In 1993, the Board of Directors of HERC adopted a Stock Option Plan ("1993 Plan") pursuant to which 350,000 shares of Common Stock were reserved for issuance to key employees, including officers. Key employees are persons whose efforts, knowledge and expertise are integral to the operations and success of HERC. The Board of Directors administers the 1993 Plan, but the Board of Directors may appoint a committee to act on its behalf. Such options can be incentive stock options ("ISOs") within the meaning of the Internal Revenue Code of 1986, as amended, or options not qualifying as ISOs ("Non-qualified options"). The exercise price of any ISO cannot be less than 100% of the fair market value per share of Common Stock on the date of grant (110% of such fair market value if the grantee owns stock possessing more than 10% of the combined voting power of all classes of HERC's stock). No options may be granted after the year 2003. As of December 31, 1999, HERC had issued under the 1993 Plan 88,000 options exercisable at prices ranging from $0.3125 to $0.32 per share.

     In 1996, the Board of Directors of HERC adopted the 1996 Equity Performance Plan ("1996 Plan") pursuant to which 1,000,000 shares of Common Stock were reserved for issuance to key employees, officers, directors and consultants of HERC and its subsidiaries, as both ISOs and non-qualified options and other equity based awards. Holders of these awards are persons whose efforts, knowledge and expertise are integral to the operations and success of HERC. The Board of Directors administers the 1996 Plan, but the Board of Directors may appoint a committee to act on its behalf. The exercise price of any ISO cannot be less than 100% of the fair market value per share of Common Stock on the last trading day before the date of grant (110% of such fair market value if the grantee owns stock possessing more than 10% of the total combined voting power of all classes of HERC's stock). The exercise price of a Non-qualified Option may not be less than 100% of the fair market value on the last trading day before the date of grant. No options may be granted after the year 2006. As of December 31, 1999 HERC had issued options under the 1996 Plan to acquire 586,500 shares of Common Stock, exercisable at prices ranging from $0.31 to $1.75 per share.

OTHER OPTIONS AND WARRANTS

     In addition to the options under the 1993 Plan and the 1996 Plan, HERC has outstanding the following options and warrants as of December 31, 1999: (i) warrants to purchase 85,000 shares of Common Stock at $3.00 per share issued to Perrin, Holden & Davenport Capital Corporation in connection with its private placement in December 1996, (ii) an option to purchase 171,490 units, each unit consisting of one share of Common Stock and one warrant to purchase one share of Common Stock at $2.00 per share, issued to GKN and its designees in connection with the private placement in April 1996, (iii) warrants issued to consultants to purchase 392,500 shares of Common Stock at prices ranging from $0.21875 to $2.75 per share, (iv) other options issued to employees to purchase 390,000 shares of Common Stock at prices ranging from $0.3125 to $1.75 per share, (v) warrants to purchase 300,000 shares of Common Stock at prices ranging from $1.31 to $2.00 per share, issued to GKN and its designees in connection with the exercise of 150,000 units in June 1997 and (vi) warrants to purchase 125,000 shares of Common Stock at prices ranging from $1.18 to $1.47 issued to InterEquity in connection with the term loan in September 1997. All of the foregoing securities are exercisable into an aggregate of 2,309,980 shares of Common Stock.

The following charts set forth certain information with respect to options granted to the Named Executive Officers:

Options Granted in Last Fiscal Year: NONE

Aggregate Year-End Option Values:

                   Number of Unexercised Options      Value of Unexercised in-the-money
                        At December 31, 1999             Options at December 31, 1999
                     ----------------------------         -----------------------------
Name                 Exercisable    Unexercisable         Exercisable     Unexercisable
----                 -----------    -------------         -----------     -------------
S. Steven Carl         210,000         40,000                0(1)             0(1)

----------
(1) The market value at December 31, 1999 of the Common Stock underlying the options was $0.30 per share. The options are exercisable at prices of $0.3125 or more.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of January 31, 2000 certain information regarding the beneficial ownership of shares of Common Stock by (i) each person who is known by HERC to beneficially own 5% or more of the outstanding shares of Common Stock; (ii) each of HERC's directors; and (iii) all executive officers and directors of HERC as a group.


                                          Amount and Nature of     Percentage of Outstanding
                                               Beneficial              Common Stock Owned
Name and Address of Beneficial Owner          Ownership (1)               Beneficially
------------------------------------          -------------               ------------
S. Steven Carl (2)(3)                             727,709                       6.13
R. John Armstrong (2)                              72,752                          *
Salvatore T. DiMascio (2)(5)                       59,863                          *
Lance Laifer and Laifer
  Capital Management, Inc. (2)                  3,410,000                      29.23
Norman H. Pessin (2)                            1,025,000                       8.79
Shelby A. Carl (2)(4)                             597,470                       5.10
All executive officers and directors
as a group (6) (four persons)                     946,524                       7.94

----------
*    Less than 1.

(1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from January 31, 2000 upon the exercise of options and warrants or conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within 60 days from January 31, 2000 have been exercised or converted. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned.

(2) The address for Messrs. S. Steven Carl, Shelby A. Carl, Armstrong and DiMascio is c/o H.E.R.C. Products Incorporated, 2215 W. Melinda Lane, Suite A, Phoenix, Arizona 85027. The address for Norman H. Pessin is c/o Neuberger & Berman, LLC, 605 Third Avenue, New York, NY 10158. The address for Lance Laifer is c/o Laifer Capital management, Inc., 45 West 43rd Street, 9th Floor, New York, NY 10036.

(3) Includes 210,000 shares issuable pursuant to immediately exercisable options. Excludes 40,000 shares issuable on options that become exercisable in the future.

(4) Includes 50,000 shares issuable pursuant to immediately exercisable options and warrants.

(5)  Includes  20,000  shares  issuable  pursuant  to  immediately   exercisable
     options.

(6) Includes shares referred to as being included in notes (3), (4) and (5), 68,200 additional shares and 18,000 shares issuable pursuant to immediately exercisable options. Excludes shares referred to as being excluded in note
     (3) and 32,000 shares issuable on options that become exercisable in the future.

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

(4)(2) Form of Warrant Agreement issued to Perrin, Holden & Davenport Capital Corporation dated December 17, 1996, filed as Exhibit 4.2 of Form 8-K dated December 17, 1996.

(4)(3) Form of Agency Agreement between HERC and Perrin, Holden & Davenport Capital Corporation dated as of November 15, 1996, as amended, filed as Exhibit 4.3 of Form 8-K dated December 17, 1996.

(4)(4) Form of Warrant Agreement between HERC and GKN Securities Corp. dated November 19, 1996, filed as Exhibit 4.5 of Registration Statement No. 333-19361.

(4)(5) Form of Warrant and Registration Rights Agreement between HERC and the Equity Group, dated September 27, 1996, filed as Exhibit 4.6 of Registration Statement No. 333-19361.

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

(10)(16) Employment contract by and between S. Steven Carl and HERC dated June 15, 1999 filed as exhibit 10.26 to HERC's form 10-QSB for the quarter ended September 30, 1999.

                                                          Sequential Page Number
                                                          ----------------------

(21)      Subsidiaries                                              37

(23)      Consent of Independent Public Accountants
          (Arthur Andersen LLP)                                     38

(27)      Financial Data Schedule                                   39

(99)      Risk Factors                                              40

(b)       Reports on Form 8-K: NONE.

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                   Index to Consolidated Financial Statements

                                                                        Page No.
                                                                        --------
Report of Independent Public Accountants                                   F-2
  Financial Statements:
  Consolidated Balance Sheet
    December 31, 1999                                                      F-3
  Consolidated Statements of Operations
    Years Ended December 31, 1999 and 1998                                 F-4
  Consolidated Statements of Stockholders' Equity
    Years Ended December 31, 1999 and 1998                                 F-5
  Consolidated Statements of Cash Flows
    Years Ended December 31, 1999 and 1998                                 F-6

  Notes to Consolidated Financial Statements                               F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To H.E.R.C. Products Incorporated:

We have audited the accompanying consolidated balance sheet of H.E.R.C. PRODUCTS INCORPORATED (a Delaware corporation) AND SUBSIDIARIES ("the Company") as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1999, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998, in conformity with accounting principles generally accepted in the United States.

                                        Arthur Andersen LLP
Phoenix, Arizona,
   March 3, 2000.

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                           Consolidated Balance Sheet

                                December 31, 1999

                                     ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                   $     65,722
     Trade accounts receivable, net of allowance for
           doubtful accounts of $44,620                               873,045
     Inventories                                                       45,990
     Deferred expenses                                                118,443
     Other receivables                                                  8,611
     Prepaid expenses                                                 120,380
                                                                 ------------
           Total Current Assets                                     1,232,191
                                                                 ------------
PROPERTY AND EQUIPMENT
     Property and equipment                                         1,107,000
     Less accumulated depreciation                                    508,773
                                                                 ------------
           Net Property and Equipment                                 598,227
                                                                 ------------
OTHER ASSETS
     Patents, net of accumulated amortization of $109,465             108,017
     Patents pending                                                   89,104
     Refundable deposits and other assets                              62,579
                                                                 ------------
            Total Other Assets                                        259,700
                                                                 ------------
                                                                 $  2,090,118
                                                                 ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                            $    263,462
     Accrued wages                                                     77,503
     Current portion of notes payable                                  30,592
     Other accrued expenses                                           267,601
                                                                 ------------
            Total Current Liabilities                                 639,158

LONG-TERM LIABILITIES
     Notes payable, net of current portion                              6,134
                                                                 ------------
            Total Liabilities                                         645,292
                                                                 ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $10.00 stated value;
       authorized 1,000,000 shares;
       issued and outstanding zero shares                                  --
     Common Stock, $0.01 par value; authorized
       40,000,000 shares; issued and outstanding
       11,652,853 shares                                              116,529
     Additional paid-in capital                                    13,972,584
     Accumulated deficit                                          (12,644,287)
                                                                 ------------
            Total Stockholders' Equity                              1,444,826
                                                                 ------------
                                                                 $  2,090,118
                                                                 ============

The accompanying notes are an integral part of this consolidated balance sheet.

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Operations

                                                    Years Ended December 31,
                                                  ----------------------------
                                                      1999            1998
                                                  ------------    ------------
SALES                                             $  3,489,743    $  3,168,955
COST OF SALES                                        1,613,620       1,327,782
                                                  ------------    ------------
GROSS PROFIT                                         1,876,123       1,841,173
SELLING EXPENSES                                       403,955         366,946
GENERAL AND ADMINISTRATIVE EXPENSES                  1,550,992       1,630,966
                                                  ------------    ------------
OPERATING LOSS                                         (78,824)       (156,739)
                                                  ------------    ------------
OTHER INCOME (EXPENSE)
 Interest expense                                      (18,105)        (85,760)
 Miscellaneous                                          24,698          18,760
 Expenses relating to settlement of lawsuits                --        (120,000)
 Gain (loss) on sale or disposal of equipment           96,028        (265,222)
 Gain on sale of patent                                     --          77,597
                                                  ------------    ------------
   Total Other Income (Expense)                        102,621        (374,625)
                                                  ------------    ------------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES                        23,797        (531,364)
   Income tax provision                                     --              --
                                                  ------------    ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                23,797        (531,364)
DISCONTINUED OPERATIONS:
   Income from Operations of
     Discontinued Segments                                  --         256,792
   Income from Disposition of
    Discontinued Segments                               73,063         315,002
                                                  ------------    ------------
NET INCOME                                        $     96,860    $     40,430
                                                  ============    ============

INCOME (LOSS) PER COMMON SHARE -
  BASIC AND DILUTED

INCOME (LOSS) FROM CONTINUING OPERATIONS          $         --    $      (0.05)
INCOME FROM DISCONTINUED OPERATIONS                       0.01            0.05
                                                  ------------    ------------
NET INCOME PER COMMON SHARE                       $       0.01    $         --
                                                  ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC                                               11,596,318      10,391,936
                                                  ============    ============
DILUTED                                             11,658,081      10,391,936
                                                  ============    ============

  The accompanying notes are an integral part of these consolidated statements.

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                                         Common Stock        Additional
                                     ---------------------     Paid-in      Accumulated
                                       Shares      Amount      Capital        Deficit         Total
                                     ----------   --------   -----------   ------------    ----------
BALANCE,
DECEMBER 31, 1997                     8,230,588   $ 82,306   $12,947,406   $(12,781,577)   $  248,135

Net Income                                   --         --            --         40,430        40,430

Warrants issued for services                 --         --         3,600             --         3,600

Issuance of shares of Common Stock    3,261,333     32,613       972,787             --     1,005,400
                                     ----------   --------   -----------   ------------    ----------
BALANCE,
DECEMBER 31, 1998                    11,491,921    114,919    13,923,793    (12,741,147)    1,297,565

Net Income                                   --         --            --         96,860        96,860

Issuance of shares of Common Stock      160,932      1,610        48,791             --        50,401
                                     ----------   --------   -----------   ------------    ----------
BALANCE,
DECEMBER 31, 1999                    11,652,853   $116,529   $13,972,584   $(12,644,287)   $1,444,826
                                     ==========   ========   ===========   ============    ==========

  The accompanying notes are an integral part of these consolidated statements.

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                               Years Ended December 31,
                                                               -----------------------
                                                                  1999        1998
                                                               ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                   $  96,860    $  40,430
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities
    Depreciation and amortization                                219,969      311,234
    (Gain) loss on sale or disposal of equipment                 (96,028)     265,222
    Gain on sale of patent                                            --      (77,597)
    Common stock issued for services                              43,800        6,000
    (Increase) decrease in assets
      Trade accounts receivable                                 (256,689)    (605,852)
      Inventories                                                (26,560)         946
      Deferred expenses                                         (104,450)     (13,993)
      Other receivables                                           (4,356)       7,708
      Prepaid expenses                                           (63,748)     (16,875)
      Refundable deposits and other assets                        14,414       17,019
    Increase (decrease) in liabilities
      Accounts payable                                           107,812     (174,070)
      Accrued wages and other accrued expenses                   139,032       11,676
      Customer Deposits                                          (42,447)      42,447
      Change in net liabilities of discontinued operations       (40,314)    (167,707)
                                                               ---------    ---------
    Net cash used in operating activities                        (12,705)    (353,412)
                                                               ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                          (164,885)    (232,276)
  Cash received from the sales of equipment                      106,000        5,974
  Expenditures related to patents and patents pending            (51,025)     (48,677)
                                                               ---------    ---------
    Net cash used in investing activities                       (109,910)    (274,979)
                                                               ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                              --      999,400
  Proceeds from issuance of notes payable and long-term debt     155,996      137,431
  Principal payments under notes payable                        (210,526)    (400,969)
                                                               ---------    ---------
    Net cash provided by (used in) financing activities          (54,530)     735,862
                                                               ---------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (177,145)     107,471
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 242,867      135,396
                                                               ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $  65,722    $ 242,867
                                                               =========    =========

  The accompanying notes are an integral part of these consolidated statements.

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

H.E.R.C. Products Incorporated (the "Company") provides pipeline rehabilitation services for marine, fire protection, potable water, wastewater and industrial systems and manufactures and sells water treatment chemicals. The Company's wholly owned subsidiaries, CCT Corporation ("CCT") which manufactured and distributed proprietary agricultural products and HERC Consumer Products, Inc. ("HCP") which marketed consumer products toward wholesale and retail customers, are accounted for as discontinued operations (Note 2).

The Company's strategy involves concentrating its efforts on providing pipeline rehabilitation services to a diverse group of customers. The company has undertaken and continues to undertake substantial efforts to diversify its customer base and expand its markets. In 1999 and 1998, sales to the U.S. Navy under the Portsmouth contract were 70% and 66%, respectively, of consolidated sales. The 5-year U.S. Navy contract is renewable each year at the option of the U.S. Navy. If the U.S. Navy renews the contract for any such year, the minimum annual amount that the U.S. Navy must spend with HERC to meet the obligations of the contract is approximately $75,000.

PRINCIPLES OF CONSOLIDATION AND PREPARATION OF FINANCIAL STATEMENTS

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. All references to the Company herein refer to the Company and its subsidiaries. CCT and HCP are accounted for as discontinued operations (Note 2).

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

CASH EQUIVALENTS

Cash equivalents include cash on hand, bank checking and money market accounts and other highly liquid investments with original maturities of 90 days or less.

INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, ACCOUNTING FOR INCOME TAXES. SFAS No. 109 requires the use of an asset or liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25 (APB No. 25), under which no compensation cost is recognized. In October 1995, the Financial Accounting Standards Board issued SFAS No.123 requiring companies that account for stock-based compensation as prescribed by APB No. 25 to disclose the pro forma effects on earnings and earnings per share as if SFAS No.123 had been adopted and certain disclosures with respect to stock compensation and the assumptions used to determine the pro forma effects of SFAS No.123.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair values. Accordingly, the estimates may not be indicative of the amounts that would be realized in a current market exchange. The carrying values of cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate fair value due to the short maturities of these instruments.

INVENTORIES

Inventories consist primarily of finished goods and are stated at the lower of cost or market (net realizable value). Cost is determined by a method that approximates first-in, first-out.

PROPERTY, EQUIPMENT AND DEPRECIATION

Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets by the straight-line method for financial reporting and by accelerated methods for income tax reporting purposes.

Property and equipment at December 31, 1999 are:

Equipment                                $   951,856
Office furniture and computers               155,144
                                         -----------
                                           1,107,000
Less accumulated depreciation               (508,773)
                                         -----------
Net property and equipment               $   598,227
                                         ===========

The Company periodically evaluates the carrying value of long-lived assets in accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG LIVED ASSETS TO BE DISPOSED OF. Under SFAS No. 121, long-lived assets and certain identifiable intangible assets to be held and used in operations are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss is recognized if the sum of the expected long-term undiscounted cash flows is less than the carrying amount of the long-lived assets being evaluated.

The useful lives of property and equipment for computing depreciation range from three to ten years. Depreciation expense was $193,111 and $161,728 for the years ended December 31, 1999 and 1998, respectively.

PATENTS AND PATENTS PENDING

Patents issued are stated at cost and amortized on the straight-line basis over 10 years. Costs for patents pending are amortized when the patents are awarded. Unamortized costs for patents that are denied or have no continuing application to the Company's ongoing product base are expensed. Such expenses amounted to approximately $9,000 and $4,000 for the years ended 1999 and 1998, respectively.

REVENUE RECOGNITION

The Company recognizes revenue when products are shipped. The Company also performs pipe-cleaning services, which are recorded when the work is complete. Costs related to uncompleted projects of $118,443 at December 31, 1999 are deferred until the projects are completed.

EARNINGS PER SHARE

The Company has adopted SFAS No. 128, EARNINGS PER SHARE. Pursuant to SFAS No. 128, basic earnings per common share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year.

A reconciliation of the basic and diluted earnings per share (EPS) computation for the years ended December 31, 1999 and 1998 is as follows:

                                         Year Ended December 31, 1999
                                         ----------------------------
                                         Net Income       Shares      Per Share
                                         (Numerator)   (Denominator)   Amount
                                         -----------   -------------   ------

Basic EPS                                  $96,860      11,596,318     $   0.01
                                                                       ========

Effect of stock options and warrants            --          61,763
                                           -------      ----------
Diluted EPS                                $96,860      11,658,081     $   0.01
                                           =======      ==========     ========

                                         Year Ended December 31, 1998
                                         ----------------------------
                                         Net Income       Shares      Per Share
                                         (Numerator)   (Denominator)   Amount
                                         -----------   -------------   ------

Basic EPS                                  $40,430      10,391,936     $    --
                                                                       ========

Effect of stock options and warrants            --              --
                                           -------      ----------
Diluted EPS                                $40,430      10,391,936     $     --
                                           =======      ==========     ========

RECENTLY ADOPTED ACCOUNTING STANDARDS

In 1998, the Company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. The new rules establish revised standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. The Company adopted SFAS No. 131 and all of the required disclosures.

2. DISCONTINUED OPERATIONS

During the fourth quarter of 1997, the Company discontinued operations of its agricultural business, CCT, and wrote down its related assets. CCT is accounted for as a discontinued operation in the accompanying financial statements. During the fourth quarter of 1998, the Company concluded the sale of the business of its wholly owned subsidiary HCP, which is also accounted for as a discontinued operation in the accompanying financial statements. In connection with this sale, the Company received cash consideration of $200,000, plus a 3% royalty of future adjusted annual revenues above $1 million on certain consumer products for a period of three years from the closing date. These royalties will be recognized as revenue when and if they are earned. All remaining consumer products inventories were purchased as a part of the transaction.

CCT Operating Results were:
                                                Year Ended December 31,
                                                -----------------------
                                                        1998
                                                      --------
Sales                                                 $341,965
Expenses                                               203,588
                                                      --------
Income from discontinued operation                    $138,377
                                                      ========

HCP Operating Results were:
                                                Year Ended December 31,
                                                -----------------------
                                                        1998
                                                    ----------
Sales                                               $1,171,556
Expenses                                             1,053,141
                                                    ----------
Income from discontinued operation                  $  118,415
                                                    ==========

During 1999, a disputed marketing agreement and certain other issues were resolved resulting in income from disposal of discontinued segments of $73,063.

3. INCOME TAXES

The provision (benefit) for income taxes consists of the following:

                                             Year Ended December 31,
                                             -----------------------
                                                1999          1998
                                             ---------     ---------
           Current                           $      --     $      --
           Deferred                                 --            --
                                             ---------     ---------
                                             $      --     $      --
                                             =========     =========

The components of deferred taxes as of December 31, 1999, are as follows:

Current deferred tax assets:
  Accruals not currently deductible for tax                       $    78,146
  Current portion of valuation allowance                              (78,146)
                                                                  -----------

                                                                  $        --
                                                                  ===========

Non-current deferred tax assets:
  Book amortization/depreciation in excess of tax and other       $   112,152
  Net operating loss carry forwards                                 2,640,000
  Non-current portion of valuation allowance                       (2,752,152)
                                                                  -----------
                                                                  $        --
                                                                  ===========

The Company was in a consolidated tax loss position for the years ended December 31, 1999 and 1998, and therefore had no current federal income tax expense. Deferred tax assets of approximately $2,640,000 as of December 31, 1999 ($4,106,000 as of December 31, 1998), from loss carry forward benefits have not been recorded because of the uncertainty of realizing such benefits. For the year ended December 31, 1999, the Company has reduced the value of its deferred tax asset from loss carry forwards in order to take into account loss carry forwards expected to expire due to tax limitations. The valuation allowance has been decreased to reflect the change.

A reconciliation of the U.S. Federal statutory rate to the Company's effective tax rate is as follows:

                                     1999
                                     ----
Statutory federal rate                 34%
Effect of state taxes                   6%
Change in valuation allowance        (40)%
                                     ----
                                       --
                                     ====

Net operating loss carry forwards for federal tax purposes totaled approximately $6,732,000 at December 31, 1999. These losses are available for carry forward against future years' taxable income, subject to certain limitations, and expire in various years through 2019.

4. LONG TERM DEBT AND OTHER FINANCING ARRANGEMENTS

Long term debt and other financing arrangements consist of the following at December 31, 1999:

              Equipment financing                  $ 29,106
              Insurance financing                     7,620
                                                   --------
              Total financing                        36,726
              Less current portion                  (30,592)
                                                   --------
              Total long term debt                 $  6,134
                                                   ========

Equipment financings are payable in monthly installments over varying periods through November 2001. Interest rates range from 11.5% to 30.2%. Principal payments are scheduled to be $22,972 in 2000 and $6,134 in 2001.

The Company has an arrangement for a factoring facility whereby the factor purchases eligible receivables and advances 80% of the purchased amount to the Company. Purchased receivables may not exceed $600,000 at any one time. Either party may cancel the arrangement with 30 days notice. At

December 31, 1999, there were approximately $162,000 of factored receivables. This arrangement is accounted for as a sale of receivables on which the factor has recourse to the 20% residual of aggregate receivables purchased and outstanding. Interest payable by the Company to the factor is calculated as a fixed discount fee equal to 1% of the amount of the receivable factored plus a variable discount fee computed on the amount advanced to the Company and accruing on the basis of actual days elapsed from the date of the 80% advance until 5 days after collection of such account receivable by the factor at a per annum rate equal to an internal rate set by the factor.

5. STOCKHOLDERS' EQUITY

COMMON STOCK

In April 1996, the Company completed the private placement of 3,214,902 units at a price of $.85 per unit and received net proceeds of approximately $2,277,000. Each unit consisted of one share of Common Stock and one warrant, which entitled the holder to purchase one share of Common Stock at a price of $2 per share, subject to adjustment, until April 3, 1999. All 3,214,902 warrants expired on April 3, 1999. In addition, the placement agent was granted a warrant to acquire 321,490 units at $.935 per unit which consists of one share of Common Stock and one warrant to acquire one share of Common Stock at $2.00 per share. In June 1997, the placement agent partially exercised the units and acquired 150,000 shares of common stock and 150,000 warrants. The remaining 171,490 units are currently exercisable and expire April 3, 2001. In connection with the partial exercise, the Company granted warrants to purchase an aggregate of 150,000 shares of Common Stock at $1.3125 per share to the placement agent. Such warrants are currently exercisable and expire on June 18, 2002.

During 1998, the Company sold 3,240,000 shares of Common Stock at $0.31 per share and received net proceeds of $999,400.

During 1998 and 1999, the Company issued 21,333 and 80,932 shares of Common Stock, respectively, to its outside directors as a part of their annual compensation.

During 1999, the Company issued 80,000 shares of Common Stock to its executive officers as compensation.

WARRANTS

In May and September 1993 and January 1994, the Company issued warrants to purchase 600,000 shares of Common Stock. The warrants became exercisable in May 1994 at $2.50 per share and expired at various dates through 1999. As of December 31, 1999 all such warrants had expired.

In connection with the public offering of its Common Stock in May 1994, the Company was required to reduce the existing number of shares of its outstanding Common Stock to no more than 950,000 shares. As consideration for the reduction of shares, the stockholders were granted warrants, which were exercisable until December 31, 1999, to acquire 50,000 shares of the Company's Common Stock at $5.00 per share. All 50,000 warrants expired on December 31, 1999.

In 1994, the underwriter of the Company's public offering acquired, for $130, warrants for the purchase of 130,000 shares of the Common Stock of the Company at $6.50 per share. All 130,000 warrants expired on May 10, 1999.

As of December 31, 1999, outstanding warrants issued for the purchase of shares of Common Stock to various consultants at exercise prices ranging from $0.21875 to $2.75 per share totaled 392,500. The Company valued the warrants at the date of grant using a modified Black-Scholes model and is amortizing the costs over the service period. All such warrants are currently exercisable within the above price range and expire at various dates through September 2005.

In 1996, the placement agent for the 1996 private offering of Preferred Stock was granted a warrant to acquire 85,000 shares of Common Stock at $3.00 per share. The warrants are currently exercisable and expire December 2001.

Warrants for the purchase of 125,000 shares of common stock were issued to a lender in September 1997. Such warrants are currently exercisable at prices ranging from $1.18 to $1.475 through August 2003.

6. STOCK BASED COMPENSATION

In October 1993, the Company adopted an incentive stock option plan for 350,000 shares of Common Stock that may be granted to employees. The Company adopted an additional plan in 1996 for 1,000,000 shares of Common Stock for grant to employees, officers, directors and consultants of the Company. The exercise price per share may not be less than the fair market value per share on the date the options are granted. Generally, options granted vest over a period up to five years and expire over varying periods through 2008.

In addition to the above plans, the Company granted: (1) a former officer options to purchase 250,000 shares of Common Stock at an exercise price of $1.75 per share. The options are currently exercisable and expire not later than December 31, 2005. (2) a former Director options to purchase 100,000 shares of Common Stock at exercise prices ranging from $2.50 to $4.00 per share. The options expired in December 1999. (3) various key employees options to purchase 140,000 shares of Common Stock at an exercise price of $0.3125 per share. The options, granted through 1995, are currently exercisable and expire no later than 2002.

Overall activity in the Company's stock options:

                                            Years ended December 31,
                                 ----------------------------------------------
                                         1998                     1999
                                 ---------------------   ----------------------
                                             Weighted-                Weighted-
                                              Average                   Average
                                             Exercise                 Exercise
                                 Options      Price      Options       Price
                                 -------      -----      -------       -----

Outstanding, at
  beginning of year             1,351,400    $   1.79   1,307,500    $   0.95
Granted                           763,500        0.31      50,000        0.33
Exercised                            --            --          --          --
Canceled/Expired                 (807,400)       0.65    (293,000)       1.80
                                ---------                --------

Outstanding at end of year      1,307,500        0.95   1,064,500        0.69
                                =========               =========
Exercisable at end of year      1,078,700        1.07     879,100        0.75
                                =========               =========

During the second quarter of 1998, 543,000 options were repriced to market value. The repricings are counted as a cancellation and grant of a new option in the above table.

Details regarding the options outstanding at December 31, 1999:

                Outstanding                               Exercisable
----------------------------------------------------   -------------------
                                Weighted    Weighted             Weighted
      Exercise                   Average    Average              Average
        Price                   Remaining   Exercise             Exercise
        Range        Number       Life       Price      Number    Price
        -----        ------       ----       -----      ------    -----

 $0.31 - $0.41      784,500      3.50       $ 0.31     607,100    $ 0.31

 $1.00 - $2.50      280,000      4.28       $ 1.72     272,000    $ 1.72
                  ---------                            -------
                  1,064,500                            879,100
                  =========                            =======

The weighted-average grant-date fair value of stock options granted to employees during the year and the weighted average significant assumptions used to determine those fair values using a Black-Scholes option pricing model, and the pro forma effect on earnings of the fair value accounting for stock options under SFAS No. 123 are:
                                                  Years ended December 31,
                                                  ------------------------
                                                    1998         1999
                                                    ----         ----
Weighted average grant-date fair value            $   0.23     $  0.24

Significant assumptions (weighted average)
     Risk-free interest rate at grant date             5.6%        5.1%
     Expected stock price volatility                  87.8%       87.8%
     Expected dividend payout                           --          --
     Expected option life                            5 years    5.5 years
Net income (loss)
     As reported                                  $ 40,430     $ 96,860
     Pro forma                                     (89,062)        (771)
Net income (loss) per share of Common Stock
     As reported                                        --     $   0.01
     Pro forma                                       (0.01)          --

The expected option life considers historical option exercise patterns and future changes to those exercise patterns anticipated at the date of grant.

7.  SEGMENT INFORMATION

For the years ended December 31, 1999 and 1998, the Company's major business segments are pipe cleaning services and industrial chemical sales.

Information by segment for the year ended December 31, 1998:

                             Pipe      Industrial
                           Cleaning     Chemical
                           Services      Sales     Corporate     Consolidated
                           --------      -----     ---------     ------------
Sales                     $2,919,016   $249,939   $        --    $ 3,168,955
Income (loss) from
  continuing operations      903,983     91,325    (1,526,672)      (531,364)
Total assets               1,342,549    100,559       504,388      1,947,496
Depreciation and
  amortization               128,141         --       183,093        311,234
Capital expenditures         208,233         --        24,043        232,276

Information by segment for the year ended December 31, 1999:

                             Pipe      Industrial
                           Cleaning     Chemical
                           Services      Sales     Corporate     Consolidated
                           --------      -----     ---------     ------------
Sales                     $3,247,613   $242,130   $        --    $3,489,743
Income (loss) from
  continuing operations    1,036,347     44,092    (1,056,642)       23,797
Total assets               1,728,201     35,106       326,811     2,090,118
Depreciation and
  amortization               156,093      5,999        57,877       219,969
Capital expenditures         129,769         --        35,116       164,885

8.  COMMITMENTS AND CONTINGENCIES

LITIGATION

On or about January 14, 1999 in the Supreme Court of the State of New York, County of Suffolk, the Suffolk County Water Authority and R & L Well Drilling, LLC filed as a third-party plaintiff a civil claim against the Company in an action filed on April 8, 1998 by five individual residents of Ronkonkoma, New York, alleging negligence resulting in personal injury and seeking monetary damages of $11 million. The Company, acting through its insurance carrier pursuant to the submitted claim under its comprehensive general liability policy, has substantially denied liability for the original claim. Although the resolution of this matter is not known, management and its legal counsel believe the Company has meritorious defenses and believes the outcome will have no material effect on the Company's financial position or results of operations.

ENVIRONMENTAL MATTERS

Management believes the Company is in compliance with federal and state environmental regulations that pertain to the sale and use of its products.

LEASE COMMITMENTS

The Company has operating leases, expiring through 2002, for office and warehouse facilities in Phoenix, Arizona, Portsmouth, Virginia and National City, California and for office and other equipment. Rental expense associated with all operating leases was $220,929 and $166,995 for the years ended December 31, 1999 and 1998, respectively.

Future minimum payments under operating leases as of December 31, 1999 are:

Years Ending

December 31,                                           Amount
------------                                           ------
2000                                                 $ 217,699
2001                                                   220,850
2002                                                    55,187
                                                      --------
                                                     $ 493,736
                                                     =========

HERC has entered into a sublease for one of its two Phoenix locations. Under the terms of this sublease, HERC will receive payments of $122,520 and $102,100 for the years ending December 31, 2000 and 2001, respectively.

9. RELATED PARTY TRANSACTIONS

The Company has entered into transactions with a subcontractor whose President is a member of the Company's Board of Directors. Under the terms of this agreement, the subcontractor has the right of first refusal for subcontractor work in certain territories. In exchange, the subcontractor will notify the Company of any business opportunities in these territories. Amounts paid to the subcontractor pursuant to this contract were $24,695 and $2,807 in 1999, and 1998, respectively.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, H.E.R.C. Products Incorporated has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       H.E.R.C. PRODUCTS INCORPORATED


                                       By: /s/ S. Steven Carl
                                           ------------------------------------
Dated:  March 16, 2000                     S. Steven Carl,
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                                Title                   Date
----                                -----                   ----
/s/ S. Steven Carl         Chairman of the Board,        March 16, 2000
----------------------     Chief Executive Officer
S. Steven Carl             and President

/s/ Salvatore DiMascio     Director                      March 16, 2000
----------------------
Salvatore DiMascio

/s/ R. John Armstrong      Director                      March 16, 2000
----------------------
R. John Armstrong

/s/ Michael H. Harader     Chief Financial Officer       March 16, 2000
----------------------     (Principal Financial and
Michael H. Harader         Accounting Officer)