Form 10QSB
period 2000-03-31
H E R C PRODUCTS INC
filed 2000-05-15
CIK 919010

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ____________ to ____________.


                         Commission File Number 1-13012


                         H.E.R.C. PRODUCTS INCORPORATED
           (Name of small business issuer as specified in its charter)


        Delaware                                        86-0570800
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

                               YES [X]     NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                                            Outstanding at
                Class                                        May 10, 2000
                -----                                        ------------
     Common Stock, $.01 par value                             11,676,187

Transitional Small Business Development Format: YES [ ] NO [X]

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES


Index To Consolidated Financial Statements

PART I. FINANCIAL INFORMATION                                           Page No.

     Consolidated Financial Statements:
     Consolidated Balance Sheets
       March 31, 2000 and December 31, 1999                                 3
     Consolidated Statements of Operations
       Three Months Ended March 31, 2000 and 1999                           4
     Consolidated Statement of Stockholders' Equity
       Three Months Ended March 31, 2000                                    5
     Consolidated Statements of Cash Flows
       Three Months Ended March 31, 2000 and 1999                           6

     Notes to Consolidated Financial Statements                             7

     Management's Discussion and Analysis of Financial
       Condition and Results of Operations                                  9


PART II. OTHER INFORMATION

     Item 2 - Changes in Securities                                        11

     Item 6 - Exhibits and Reports on Form 8-K                             11

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                           Consolidated Balance Sheet


                                                    March 31,      December 31,
                                                      2000             1999
                                                   ------------    ------------
                                     ASSETS        (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                        $    450,656    $     65,722
  Trade accounts receivable, net of
    allowance for doubtful accounts
    of $48,024 and $44,620, respectively                768,432         873,045
  Inventories                                            62,042          45,990
  Deferred expenses                                      29,125         118,443
  Other receivables                                      10,897           8,611
  Prepaid expenses                                      234,914         120,380
                                                   ------------    ------------
        Total Current Assets                          1,556,066       1,232,191
                                                   ------------    ------------
PROPERTY AND EQUIPMENT
  Property and equipment                              1,146,285       1,107,000
  Less accumulated depreciation                         561,816         508,773
                                                   ------------    ------------
        Net Property and Equipment                      584,469         598,227
                                                   ------------    ------------
OTHER ASSETS
  Patents, net of accumulated amortization
    of $65,154 and $109,465, respectively               114,959         108,017
  Patents pending                                        84,481          89,104
  Refundable deposits and other assets                   29,431          62,579
                                                   ------------    ------------
         Total Other Assets                             228,871         259,700
                                                   ------------    ------------
                                                   $  2,369,406    $  2,090,118
                                                   ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                 $    151,842    $    263,462
  Accrued wages                                          47,470          77,503
  Current portion of notes payable                      104,858          30,592
  Customer Deposits                                      47,197              --
  Other accrued expenses                                288,087         267,601
                                                   ------------    ------------
         Total Current Liabilities                      639,454         639,158

LONG-TERM LIABILITIES
  Notes payable, net of current portion                   4,467           6,134
                                                   ------------    ------------
         Total Liabilities                              643,921         645,292
                                                   ------------    ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $10.00 stated value;
    authorized 1,000,000 shares; issued
    and outstanding zero shares                              --              --
  Common Stock, $0.01 par value; authorized
    40,000,000 shares; issued and outstanding
    11,666,187 and 11,652,853 shares,
    respectively                                        116,662         116,529
  Additional paid-in capital                         13,976,450      13,972,584
  Accumulated deficit                               (12,367,627)    (12,644,287)
                                                   ------------    ------------
         Total Stockholders' Equity                   1,725,485       1,444,826
                                                   ------------    ------------
                                                   $  2,369,406    $  2,090,118
                                                   ============    ============

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Operations
                                   (Unaudited)


                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                       2000            1999
                                                   ------------    ------------
SALES                                              $  1,683,342    $    966,588
COST OF SALES                                           805,427         415,078
                                                   ------------    ------------
GROSS PROFIT                                            877,915         551,510
SELLING EXPENSES                                        120,972         105,316
GENERAL AND ADMINISTRATIVE EXPENSES                     476,095         386,757
                                                   ------------    ------------
OPERATING PROFIT                                        280,848          59,437
                                                   ------------    ------------
OTHER INCOME (EXPENSE)
  Interest expense                                       (9,982)         (4,855)
  Miscellaneous                                           5,794           4,957
                                                   ------------    ------------
     Total Other Income (Expense)                        (4,188)            102
                                                   ------------    ------------
INCOME FROM OPERATIONS BEFORE INCOME TAXES              276,660          59,539
  Income tax provision                                       --              --
                                                   ------------    ------------
NET INCOME                                              276,660          59,539
                                                   ============    ============

NET INCOME PER COMMON SHARE - BASIC AND DILUTED

NET INCOME PER COMMON SHARE                        $       0.02    $       0.01
                                                   ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC                                                11,666,187      11,526,053
                                                   ============    ============
DILUTED                                              11,803,671      11,547,991
                                                   ============    ============

  The accompanying notes are an integral part of these consolidated statements.

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)


                                  Common Stock            Additional
                           ---------------------------     Paid-in      Accumulated
                              Shares         Amount        Capital        Deficit          Total
                           ------------   ------------   ------------   ------------    ------------
BALANCE,
DECEMBER 31, 1999            11,652,853   $    116,529   $ 13,972,584   $(12,644,287)   $  1,444,826

Net Income                           --             --             --        276,660         276,660

Issuance of common stock         13,334            133          3,866             --           3,999
                           ------------   ------------   ------------   ------------    ------------
BALANCE,
MARCH 31, 2000               11,666,187   $    116,662   $ 13,976,450   $(12,367,627)   $  1,725,485
                           ============   ============   ============   ============    ============

   The accompanying notes are an integral part of this consolidated statement.

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                             Three Months Ended March 31
                                                               ----------------------
                                                                 2000         1999
                                                               ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                   $ 276,660    $  59,539
  Adjustments to reconcile net income to net cash
    provided by operating activities
    Depreciation and amortization                                 60,705       56,046
    Common stock issued for services                               4,000        8,000
    (Increase) decrease in assets
      Trade accounts receivable                                  104,613       17,369
      Inventories                                                (16,052)     (20,757)
      Deferred expenses                                           89,318       13,227
      Other receivables                                           (2,286)      (1,461)
      Prepaid expenses                                          (117,834)     (82,633)
      Refundable deposits and other assets                        33,148       25,053
    Increase (decrease) in liabilities
      Accounts payable                                          (111,620)     (61,387)
      Accrued wages and other accrued expenses                    (9,549)      67,460
      Customer Deposits                                           47,197      (42,447)
      Change in net liabilities of discontinued operations            --       11,903
                                                               ---------    ---------
          Net cash provided by operating activities              358,300       49,912
                                                               ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                           (39,285)     (52,136)
  Expenditures related to patents and patents pending             (6,680)      (2,589)
                                                               ---------    ---------
          Net cash used in investing activities                  (45,965)     (54,725)
                                                               ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of notes payable and long-term debt     113,369      113,996
  Principal payments under notes payable                         (40,770)     (61,547)
                                                               ---------    ---------
          Net cash provided by financing activities               72,599       52,449
                                                               ---------    ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                        384,934       47,636
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  65,722      242,867
                                                               ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $ 450,656    $ 290,503
                                                               =========    =========

  The accompanying notes are an integral part of these consolidated statements.

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in an annual Form 10-KSB filing. Accordingly, the consolidated financial statements of H.E.R.C. Products Incorporated ("HERC") included herein should be reviewed in conjunction with the consolidated financial statements and the accompanying footnotes included within HERC's Form 10-KSB for the year ended December 31, 1999.

The consolidated financial statements have been prepared in accordance with HERC's customary accounting practices and have not been audited. In the opinion of management, the consolidated financial statements reflect all adjustments necessary to fairly report HERC's financial position and results of operations for the interim period. All such adjustments are normal and recurring in nature. The interim consolidated results of operations are not necessarily indicative of results to be expected for the year ending December 31, 2000.

NOTE 2 - REVENUE RECOGNITION

HERC  recognizes   revenue  when  products  are  shipped.   HERC  also  performs
pipe-cleaning services, which are recorded when the work is complete. Included in sales are certain reimbursable costs from HERC's customers.

NOTE 3 - LONG TERM DEBT AND OTHER FINANCING ARRANGEMENTS

HERC has a factoring facility whereby the factor purchases eligible receivables and advances 80% of the purchased amount to HERC. Purchased receivables may not exceed $600,000 at any one time. Either party may cancel the arrangement with 30 days notice. At March 31, 2000, there were $8,617 of factored receivables. This arrangement is accounted for as a sale of receivables on which the factor has recourse to the 20% residual of aggregate receivables purchased and outstanding. Interest payable by HERC to the factor is calculated as a fixed discount fee equal to 1% of the amount of the receivable factored plus a variable discount fee computed on the amount advanced to HERC and accruing on the basis of actual days elapsed from the date of the 80% advance until 5 days after collection of such account receivable by the factor at a per annum rate equal to an internal rate set by the factor.

NOTE 4 - SEGMENT INFORMATION

Information by segment for the three months ended March 31, 1999:

                                     Pipe    Industrial
                                   Cleaning   Chemicals  Corporate  Consolidated
                                  ----------  ---------  ---------   ----------
Sales to unaffiliated customers   $  878,754  $  87,834  $      --   $  966,588
Income (loss) from operations        296,316     33,922   (270,699)      59,539
Total assets                       1,272,180    109,794    572,189    1,954,163
Depreciation and amortization         36,288      1,500     18,258       56,046
Capital expenditures                  45,800         --      6,336       52,136

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Information by segment for the three months ended March 31, 2000:

                                     Pipe    Industrial
                                   Cleaning   Chemicals  Corporate  Consolidated
                                  ----------  ---------  ---------   ----------
Sales to unaffiliated customers   $1,578,993  $ 104,349  $      --   $1,683,342
Income (loss) from operations        566,285     10,784   (300,409)     276,660
Total assets                       1,465,591    113,451    790,364    2,369,406
Depreciation and amortization         42,719      1,878     16,108       60,705
Capital expenditures                  22,133     13,757      3,395       39,285

NOTE 5 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators  (weighted average number of
shares   outstanding)  of  the  basic  and  diluted  earnings  per  share  (EPS)
computation for the three months ended March 31, 1999 and 2000 is as follows:

                                              Three Months Ended
                                                March 31, 1999
                                            -----------------------
                                             Income        Shares      Per Share
                                           (Numerator)  (Denominator)   Amount
                                            ---------    ----------    ---------
     Basic EPS                              $  59,539    11,526,053    $    0.01
                                                                       =========
     Effect of stock options and warrants          --        21,938
                                            ---------    ----------
     Diluted EPS                            $  59,539    11,547,991    $    0.01
                                            =========    ==========    =========

                                              Three Months Ended
                                                March 31, 2000
                                            -----------------------
                                             Income        Shares      Per Share
                                           (Numerator)  (Denominator)   Amount
                                            ---------    ----------    ---------
     Basic EPS                              $ 276,660    11,666,187    $    0.02
                                                                       =========
     Effect of stock options and warrants          --       137,484
                                            ---------    ----------
     Diluted EPS                            $ 276,660    11,803,671    $    0.02
                                            =========    ==========    =========

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

Sales of $1,683,000 in the first quarter were $716,000 ahead of 1999 first quarter sales of $967,000 primarily because of $1,579,000 of revenue generated from pipe cleaning services compared to $879,000 in the first quarter of 1999. Of the pipe cleaning work, $1,410,000 was performed pursuant to a contract with the United States Navy compared to $625,000 in 1999. Industrial chemical sales increased to $104,000 for the first quarter of 2000 compared to $88,000 in 1999 because of sales to Dupont under the manufacturing and licensing agreements.

Consolidated gross margins were 52% and 57% in 2000 and 1999, respectively. The reduction in gross margin percentage in 2000 was the result of cleaning pipe systems on different classes of ships as well as cleaning ships outside of the continental United States that resulted in higher cleaning costs. HERC expects that gross margin percentages will continue to fluctuate as changes in revenue mix occur.

Gross profit increased from $552,000 in 1999 to $878,000 in 2000 due to increased revenue. In addition, general and administrative expenses increased by $89,000 because of increases in payroll, insurance, research and development and certain other expenses. Selling expenses increased by $16,000 because of increased commissions generated by higher revenue.

Net income was $277,000 for the first quarter of 2000 compared to $60,000 for the same period in 1999.

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES
                Management's Discussion and Analysis of Financial
                 Condition and Results of Operations (Continued)


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $451,000 and $66,000 at March 31, 2000 and December 31, 1999, respectively, and working capital was $917,000 and $593,000 at those respective dates. The increase in cash during 2000 is a function of cash provided by operating and financing activities offset by cash used in investing activities.

As of March 31, 2000, HERC had $8,617 of factored receivables under its factoring facility. (See Note 3 to the consolidated financial statements)

HERC currently contracts with one customer responsible for a majority of HERC's revenues and HERC expects the high concentration level to continue throughout 2000. Thus, any material delay, cancellation or reduction of orders from this customer could have a material adverse effect on HERC's operations and financial position. Sales to the U.S. Navy under the Navy contract accounted for 84% and 65% of consolidated revenues for the three months ended March 31, 2000 and 1999, respectively.

Management has no plans to sell additional securities to raise cash and can make no guarantee that it could sell additional securities. However, any such sale, if necessary, would substantially dilute the interest of HERC's existing stockholders.

PART II: OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

RECENT SALES OF UNREGISTERED SECURITIES

During the first quarter of 2000 HERC issued 13,334 shares of common stock as compensation to its outside Board of Directors. These shares were issued under an exemption from registration pursuant to section 4(2) of the securities act of 1933.

During the first quarter of 2000 HERC issued to employees, under the 1996 Equity Performance Plan, options to purchase 60,000 shares of common stock at exercise prices ranging from $0.30 to $0.375 per share.

During the first quarter of 2000 HERC issued to various consultants warrants to purchase 3,000 shares of common stock at an exercise price of $0.40 per share.

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

                                        H.E.R.C. PRODUCTS INCORPORATED
                                                (Registrant)


Date: May 15, 2000                      By: /s/ S. Steven Carl
                                            ------------------------------------
                                            S. Steven Carl
                                            Chief Executive Officer


                                        By: /s/ Michael H. Harader
                                            -----------------------------
                                            Michael H. Harader
                                            Chief Financial Officer (Principal
                                            Financial and Accounting Officer)