Form 10QSB
period 2000-06-30
H E R C PRODUCTS INC
filed 2000-08-14
CIK 919010

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                                 YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                                 Outstanding at
                    Class                        August 10, 2000
                    -----                        ---------------
         Common Stock, $.01 par value              11,686,033


Transitional Small Business Disclosure Format: YES [ ] NO [X]

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

Index To Consolidated Financial Statements

PART I. FINANCIAL INFORMATION                                           Page No.

  Consolidated Financial Statements:
  Consolidated Balance Sheets
    June 30, 2000 and December 31, 1999                                    3
  Consolidated Statements of Operations
    Three and Six Months Ended June 30, 2000 and 1999                      4
  Consolidated Statements of Cash Flows
    Six Months Ended June 30, 2000 and 1999                                5

  Notes to Consolidated Financial Statements                               6

  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              10

PART II. OTHER INFORMATION

  Item 2 - Changes in Securities                                          12

  Item 6 - Exhibits and Reports on Form 8-K                               12

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                             June 30,        December 31,
                                                               2000             1999
                                                           ------------     ------------
                                     ASSETS
                                                            (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                $    495,827     $     65,722
  Trade accounts receivable, net of allowance
    for doubtful accounts of $28,319 and
    $44,620, respectively                                       503,178          873,045
  Inventories                                                    32,830           45,990
  Deferred expenses                                              82,572          118,443
  Other receivables                                               2,438            8,611
  Prepaid expenses                                              172,136          120,380
                                                           ------------     ------------
        Total Current Assets                                  1,288,981        1,232,191
                                                           ------------     ------------

PROPERTY AND EQUIPMENT
  Property and equipment                                      1,183,077        1,107,000
  Less accumulated depreciation                                 617,167          508,773
                                                           ------------     ------------
        Net Property and Equipment                              565,910          598,227
                                                           ------------     ------------
OTHER ASSETS
  Patents, net of accumulated amortization
  of $69,528 and $109,465, respectively                         111,085          108,017
  Patents pending                                                90,039           89,104
  Refundable deposits and other assets                           24,278           62,579
                                                           ------------     ------------
         Total Other Assets                                     225,402          259,700
                                                           ------------     ------------
                                                           $  2,080,293     $  2,090,118
                                                           ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                         $    134,148     $    263,462
  Accrued wages                                                  54,782           77,503
  Current portion of notes payable                               86,958           30,592
  Customer Deposits                                              58,605               --
  Other accrued expenses                                        134,790          267,601
                                                           ------------     ------------
         Total Current Liabilities                              469,283          639,158

LONG-TERM LIABILITIES
  Notes payable, net of current portion                           2,845            6,134
                                                           ------------     ------------
         Total Liabilities                                      472,128          645,292
                                                           ------------     ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $10.00 stated value;
    authorized 1,000,000 shares;
    issued and outstanding zero shares                               --               --
  Common Stock, $0.01 par value; authorized
    40,000,000 shares; issued and outstanding
    11,676,187 and 11,652,853 shares, respectively              116,762          116,529
  Additional paid-in capital                                 13,980,350       13,972,584
  Accumulated deficit                                       (12,488,947)     (12,644,287)
                                                           ------------     ------------
         Total Stockholders' Equity                           1,608,165        1,444,826
                                                           ------------     ------------
                                                           $  2,080,293     $  2,090,118
                                                           ============     ============

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                Three Months Ended June 30,        Six Months Ended June 30,
                                               -----------------------------     -----------------------------
                                                   2000             1999             2000             1999
                                               ------------     ------------     ------------     ------------
Sales                                          $    935,295     $    648,165     $  2,618,637     $  1,614,753
Cost of Sales                                       512,178          292,598        1,317,605          707,676
                                               ------------     ------------     ------------     ------------
Gross Profit                                        423,117          355,567        1,301,032          907,077
Selling Expenses                                    108,019           93,451          228,991          198,767
General and Administrative Expenses                 438,320          408,666          914,415          795,423
                                               ------------     ------------     ------------     ------------
Operating Profit (Loss)                            (123,222)        (146,550)         157,626          (87,113)
                                               ------------     ------------     ------------     ------------
Other Income (Expense)
  Interest Expense                                   (2,614)          (4,417)         (12,596)          (9,272)
  Miscellaneous                                       4,516            9,539           10,310           14,496
                                               ------------     ------------     ------------     ------------
          Total Other Income (Expense)                1,902            5,122           (2,286)           5,224
                                               ------------     ------------     ------------     ------------
Income (Loss) From Continuing Operations           (121,320)        (141,428)         155,340          (81,889)
Discontinued Operations:
  Income From Disposal of Discontinued
    Segments                                             --           46,282               --           46,282
                                               ------------     ------------     ------------     ------------
Income (Loss) Before Income Taxes                  (121,320)         (95,146)         155,340          (35,607)
  Income Tax Provision                                   --               --               --               --
                                               ------------     ------------     ------------     ------------
Net Income (Loss)                                  (121,320)         (95,146)         155,340          (35,607)
                                               ============     ============     ============     ============
Net Income (Loss) Per Common Share
  - Basic and Diluted

Net Income (Loss) Per Common Share             $      (0.01)    $      (0.01)    $       0.01     $         --
                                               ============     ============     ============     ============

Weighted Average Common Shares Outstanding:
Basic                                            11,676,187       11,563,391       11,671,187       11,544,825
                                               ============     ============     ============     ============
Diluted                                          11,676,187       11,563,391       11,801,423       11,544,825
                                               ============     ============     ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                    Six Months Ended June 30
                                                                    ------------------------
                                                                      2000          1999
                                                                    ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                                 $ 155,340     $ (35,607)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities
     Depreciation and amortization                                    123,729       108,825
     Gain on sale of equipment                                             --           (28)
     Common stock issued for services                                   7,999        29,200
     (Increase) decrease in assets
       Trade accounts receivable                                      369,867       294,976
       Inventories                                                     13,160       (15,938)
       Deferred expenses                                               35,871         7,456
       Other receivables                                                6,173        (2,757)
       Prepaid expenses                                               (58,356)      (74,983)
       Refundable deposits and other assets                            38,301        23,975
     Increase (decrease) in liabilities
       Accounts payable                                              (129,314)      (29,979)
       Accrued wages and other accrued expenses                      (155,532)      (33,204)
       Customer Deposits                                               58,605       (42,447)
       Change in net liabilities of discontinued operations                --        (7,661)
                                                                    ---------     ---------
          Net cash provided by operating activities                   465,843       221,828
                                                                    ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                (76,077)      (61,148)
  Cash received from the sale of equipment                                 --        10,000
  Expenditures related to patents and patents pending                 (12,738)      (15,471)
                                                                    ---------     ---------
          Net cash used in investing activities                       (88,815)      (66,619)
                                                                    ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of notes payable and long-term debt          151,870       155,996
  Principal payments under notes payable                              (98,793)     (119,786)
                                                                    ---------     ---------
          Net cash provided by financing activities                    53,077        36,210
                                                                    ---------     ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                             430,105       191,419
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       65,722       242,867
                                                                    ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 495,827     $ 434,286
                                                                    =========     =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

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

NOTE 3 - LONG TERM DEBT AND OTHER FINANCING ARRANGEMENTS

HERC has a factoring facility whereby the factor purchases eligible receivables and advances 80% of the purchased amount to HERC. Purchased receivables may not exceed $600,000 at any one time. Either party may cancel the arrangement with 30 days notice. At June 30, 2000, there were no factored receivables. This arrangement is accounted for as a sale of receivables on which the factor has recourse to the 20% residual of aggregate receivables purchased and outstanding. Interest payable by HERC to the factor is calculated as a fixed discount fee equal to 1% of the amount of the receivable factored plus a variable discount fee computed on the amount advanced to HERC and accruing on the basis of actual days elapsed from the date of the 80% advance until 5 days after collection of such account receivable by the factor at a per annum rate equal to an internal rate set by the factor.

NOTE 4 - SEGMENT INFORMATION

Information by segment for the three months ended June 30, 1999:

                                              Pipe     Industrial
                                            Cleaning    Chemicals   Corporate     Consolidated
                                            --------    ---------   ---------     ------------
Sales to unaffiliated customers             $557,716    $ 90,449    $      --     $   648,165
Income (loss) from continuing operations     114,783      35,286     (291,497)       (141,428)
Total assets                                 968,901     106,133      697,982       1,773,016
Depreciation and amortization                 36,740       1,500       14,539          52,779
Capital expenditures                          12,173          --       (3,161)          9,012

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Information by segment for the three months ended June 30, 2000:

                                              Pipe     Industrial
                                            Cleaning    Chemicals   Corporate     Consolidated
                                            --------    ---------   ---------     ------------
Sales to unaffiliated customers            $  756,420   $178,875    $      --     $   935,295
Income (loss) from continuing operations       44,464    114,151     (279,935)       (121,320)
Total assets                                1,202,590    124,775      752,928       2,080,293
Depreciation and amortization                  44,908      1,877       16,239          63,024
Capital expenditures                           34,446         --        2,346          36,792

Information by segment for the six months ended June 30, 1999:

                                              Pipe     Industrial
                                            Cleaning    Chemicals   Corporate     Consolidated
                                            --------    ---------   ---------     ------------
Sales to unaffiliated customers            $1,436,470    $178,283   $      --     $ 1,614,753
Income (loss) from continuing operations      411,099      69,208    (562,196)        (81,889)
Total assets                                  968,901     106,133     697,982       1,773,016
Depreciation and amortization                  73,028       3,000      32,797         108,825
Capital expenditures                           57,973          --       3,175          61,148

Information by segment for the six months ended June 30, 2000:

                                              Pipe     Industrial
                                            Cleaning    Chemicals   Corporate     Consolidated
                                            --------    ---------   ---------     ------------
Sales to unaffiliated customers             $2,335,413   $283,224   $      --      $2,618,637
Income (loss) from continuing operations       610,749    124,934    (580,343)        155,340
Total assets                                 1,202,590    124,775     752,928       2,080,293
Depreciation and amortization                   87,627      3,755      32,347         123,729
Capital expenditures                            56,579     13,757       5,741          76,077

NOTE 5 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators  (weighted average number of
shares   outstanding)  of  the  basic  and  diluted  earnings  per  share  (EPS)
computation for the six months ended June 30, 1999 and 2000 is as follows:

                                     Three Months Ended June 30, 1999
                                     --------------------------------
                                         Net Loss       Shares        Per Share
                                        (Numerator)  (Denominator)     Amount
                                        -----------  -------------     ------
Basic EPS                                $(95,146)    11,563,391       $(0.01)
                                                                       ======
Effect of stock options and warrants           --             --
                                         --------     ----------
Diluted EPS                              $(95,146)    11,563,391       $(0.01)
                                         ========     ==========       ======

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                     Three Months Ended June 30, 2000
                                     --------------------------------
                                         Net Loss       Shares        Per Share
                                        (Numerator)  (Denominator)     Amount
                                        -----------  -------------     ------
Basic EPS                                $(121,320)    11,676,187      $(0.01)
                                                                       ======
Effect of stock options and warrants            --             --
                                         ----------    ----------
Diluted EPS                              $(121,320)    11,676,187      $(0.01)
                                         =========     ==========      ======

                                      Six Months Ended June 30, 1999
                                      ------------------------------
                                         Net Loss       Shares        Per Share
                                        (Numerator)  (Denominator)     Amount
                                        -----------  -------------     ------
Basic EPS                                $(35,607)    11,544,825       $   --
                                                                       ======

Effect of stock options and warrants           --             --
                                         --------     ----------
Diluted EPS                              $(35,607)    11,544,825       $   --
                                         ========     ==========       ======

                                      Six Months Ended June 30, 2000
                                      ------------------------------
                                        Net Income      Shares        Per Share
                                        (Numerator)  (Denominator)     Amount
                                        -----------  -------------     ------
Basic EPS                                $155,340     11,671,187       $0.01
                                                                       ======

Effect of stock options and warrants           --        130,236
                                         --------     ----------
Diluted EPS                              $155,340     11,801,423       $0.01
                                         ========     ==========       =====

NOTE 6 - COMMITMENTS AND CONTINGENCIES

LITIGATION

On or about January 14, 1999 in the Supreme Court of the State of New York, County of Suffolk, the Suffolk County Water Authority and R & L Well Drilling, LLC filed as a third-party plaintiff a civil claim against HERC in an action filed on April 8, 1998 by five individual residents of Ronkonkoma, New York, alleging negligence resulting in personal injury and seeking monetary damages of $11 million. HERC, acting through its insurance carrier pursuant to the submitted claim under its comprehensive general liability policy, has substantially denied liability for the original claim. The insurance carrier advises that the five claims involved in the action have been tentatively settled, pending judicial approval, for a total of $30,000. The HERC liability insurance carrier will pay one half of the settlement amount while the liability insurance carrier for the Suffolk County Water Authority and R & L Well Drilling will pay the other half.

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 7 - RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133 (as amended by SFAS No. 138), "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," which requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The issuance of SFAS No. 37, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133," delayed the required effective date of SFAS No. 133 to all fiscal years beginning after June 15, 2000. The Company will be required to adopt SFAS No. 133, as amended, on January 1, 2001. Management does not believe that the adoption of SFAS No. 133, as amended, will have a material impact on its results of operations or financial position.

On December 3, 1999, the Securities and Exchange Commission staff (the Staff) issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition." Subsequent to its issuance, the Staff elected to defer the required implementation date. The Company will be required to adopt SAB 101 during the fourth quarter of 2000. Management believes that the adoption of SAB 101 will not have a material impact on the Company's financial position or results of operations.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

Sales of $935,000 in the second quarter were $287,000 ahead of 1999 second quarter sales of $648,000 because of increases in revenue generated from pipe cleaning services and industrial chemical sales. Sales of pipe cleaning services were $756,000 compared to $558,000 in the second quarter of 1999. Of the pipe cleaning work, $632,000 was performed pursuant to a contract with the United States Navy compared to $462,000 in 1999. Industrial chemical sales increased to $179,000 for the second quarter of 2000 compared to $90,000 in 1999.

Consolidated gross margins were 45% and 55% in 2000 and 1999, respectively. The reduction in gross margin percentage in 2000 is the result of cleaning pipe systems on different classes of ships as well as cleaning ships outside of the Norfolk, Virginia area that resulted in higher cleaning costs. HERC expects that gross margin percentages will continue to fluctuate as changes in revenue mix occur.

Gross profit increased from $356,000 in 1999 to $423,000 in 2000 due to increased revenue. General and administrative expenses increased by $30,000 primarily because of increases in personnel. Selling expenses increased by $15,000 because of increased commissions and personnel.

HERC's operating loss decreased to $123,000 in 2000 from $147,000 in 1999. Net loss was $121,000 for the second quarter of 2000 compared to $95,000 for the same period in 1999. The net loss in 1999 included income from discontinued operations of $46,000.

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES
                Management's Discussion and Analysis of Financial
                 Condition and Results of Operations (Continued)

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

Sales of $2,619,000 for the six months ended June 30, 2000 were $1,004,000 ahead of sales of $1,615,000 for the comparable period in 1999 because of increases in revenue generated from pipe cleaning services and industrial chemical sales. Sales of pipe cleaning services were $2,335,000 compared to $1,436,000 for the six months ended June 30, 1999. Of the pipe cleaning work, $2,042,000 was performed pursuant to a contract with the United States Navy compared to $1,086,000 in 1999. Industrial chemical sales increased to $283,000 for the six months ended June 30, 2000 compared to $178,000 for the same period in 1999.

Consolidated gross margins were 50% and 56% in 2000 and 1999, respectively. The reduction in gross margin percentage in 2000 is the result of cleaning different types of pipe systems and pipe systems on different classes of ships as well as cleaning ships outside of the Norfolk, Virginia area that resulted in higher cleaning costs. HERC expects that gross margin percentages will continue to fluctuate as changes in revenue mix occur.

Gross profit increased from $907,000 in 1999 to $1,301,000 in 2000 due to increased revenue. General and administrative expenses increased by $119,000 mainly because of increases in payroll and staffing in key management areas. Selling expenses increased by $30,000 primarily because of increased commissions generated by higher revenue.

HERC realized an operating profit of $158,000 for the six months ended June 30, 2000 compared to an operating loss of $87,000 for the comparable period in 1999. Net Income was $155,000 for the six months ended June 30, 2000 compared to a net loss of $36,000 for the same period in 1999. The net loss of $36,000 in 1999 included income from discontinued operations of $46,000.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $496,000 at June 30, 2000 and $66,000 at December 31, 1999. Working capital was $820,000 and $593,000 at those respective dates. The increase in cash during 2000 is a function of cash provided by operating and financing activities offset by cash used in investing activities.

As of June 30, 2000, HERC had no factored receivables under its factoring facility. (See Note 3 to the consolidated financial statements)

HERC currently contracts with one customer responsible for a majority of HERC's revenues and HERC expects the high concentration level to continue throughout 2000. Thus, any material delay, cancellation or reduction of orders from this customer could have a material adverse effect on HERC's operations and financial position. Sales to the U.S. Navy under the Navy contract accounted for 78% and 67% of consolidated revenues for the six months ended June 30, 2000 and 1999, respectively.

Management has no plans to sell additional securities to raise cash and can make no guarantee that it could sell additional securities. However, any such sale, if necessary, would substantially dilute the interest of HERC's existing stockholders.

PART II: OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

RECENT SALES OF UNREGISTERED SECURITIES

During the second quarter of 2000 HERC issued 9,846 shares of common stock as compensation to its outside Board of Directors. These shares were issued under an exemption from registration pursuant to section 4(2) of the securities act of 1933.

During the second quarter of 2000 HERC issued to certain key employees options to purchase 20,000 shares of common stock at an exercise price of $0.40 per share. These options were issued under the 1996 Performance Equity Plan.

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



                                        H.E.R.C. PRODUCTS INCORPORATED
                                        ----------------------------------------
                                              (Registrant)


Date: August 10, 2000                   By: /s/ S. Steven Carl
                                            ------------------------------------
                                            S. Steven Carl
                                            Chief Executive Officer


                                        By: /s/ Michael H. Harader
                                            ------------------------------------
                                            Michael H. Harader
                                            Chief Financial Officer (Principal
                                            Financial and Accounting Officer)