Form 10QSB
period 2000-09-30
H E R C PRODUCTS INC
filed 2000-11-13
CIK 919010

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from __________ to __________.


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

                                YES [X]   NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                               Outstanding at
                     Class                    October 30, 2000
                     -----                    ----------------
          Common Stock, $.01 par value            11,702,728

Transitional Small Business Disclosure Format: YES [ ] NO [X]

================================================================================

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES


Index To Consolidated Financial Statements

PART I. FINANCIAL INFORMATION                                           Page No.

     Consolidated Financial Statements:
     Consolidated Balance Sheets
       September 30, 2000 and December 31, 1999                             3
     Consolidated Statements of Operations
       Three and Nine Months Ended September 30, 2000 and 1999              4
     Consolidated Statements of Cash Flows
       Nine Months Ended September 30, 2000 and 1999                        5

     Notes to Consolidated Financial Statements                             6

     Management's Discussion and Analysis of Financial
       Condition and Results of Operations                                 10

PART II. OTHER INFORMATION

     Item 2 - Changes in Securities                                        12

     Item 6 - Exhibits and Reports on Form 8-K                             12

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                           Consolidated Balance Sheets


                                                   September 30,   December 31,
                                                       2000            1999
                                                   ------------    ------------
                                     ASSETS        (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                        $    228,498    $     65,722
  Trade accounts receivable, net of
    allowance for doubtful accounts
    of $23,693 and $44,620, respectively                750,784         873,045
  Inventories                                            40,287          45,990
  Deferred expenses                                      75,919         118,443
  Other receivables                                       3,465           8,611
  Prepaid expenses                                      116,328         120,380
                                                   ------------    ------------
      Total Current Assets                            1,215,281       1,232,191
                                                   ------------    ------------
PROPERTY AND EQUIPMENT
  Property and equipment                              1,207,174       1,107,000
  Less accumulated depreciation                         673,572         508,773
                                                   ------------    ------------
      Net Property and Equipment                        533,602         598,227
                                                   ------------    ------------
OTHER ASSETS
  Patents, net of accumulated amortization of
    $73,896 and $109,465, respectively                  106,717         108,017
  Patents pending                                        96,879          89,104
  Refundable deposits and other assets                   25,353          62,579
                                                   ------------    ------------
      Total Other Assets                                228,949         259,700
                                                   ------------    ------------
                                                   $  1,977,832    $  2,090,118
                                                   ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                 $    118,723    $    263,462
  Accrued wages                                          59,138          77,503
  Current portion of notes payable                       37,099          30,592
  Customer Deposits                                      63,844              --
  Other accrued expenses                                153,688         267,601
                                                   ------------    ------------
      Total Current Liabilities                         432,492         639,158

LONG-TERM LIABILITIES
  Notes payable, net of current portion                   1,386           6,134
                                                   ------------    ------------
      Total Liabilities                                 433,878         645,292
                                                   ------------    ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $10.00 stated value;
    authorized 1,000,000 shares; issued
    and outstanding zero shares                              --              --
  Common Stock, $0.01 par value;
    authorized 40,000,000 shares;
    issued and outstanding 11,686,033
    and 11,652,853 shares, respectively                 116,860         116,529
  Additional paid-in capital                         13,984,252      13,972,584
  Accumulated deficit                               (12,557,158)    (12,644,287)
                                                   ------------    ------------
         Total Stockholders' Equity                   1,543,954       1,444,826
                                                   ------------    ------------
                                                   $  1,977,832    $  2,090,118
                                                   ============    ============

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                       H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                       Three Months Ended September 30,  Nine Months Ended September 30,
                                                             2000            1999             2000            1999
                                                         ------------    ------------     ------------    ------------
SALES                                                    $  1,096,704    $    683,348     $  3,715,341    $  2,298,101
COST OF SALES                                                 605,281         288,432        1,922,886         996,108
                                                         ------------    ------------     ------------    ------------
GROSS PROFIT                                                  491,423         394,916        1,792,455       1,301,993
SELLING EXPENSES                                               95,216          97,519          324,207         296,286
GENERAL AND ADMINISTRATIVE EXPENSES                           467,564         340,827        1,381,979       1,136,250
                                                         ------------    ------------     ------------    ------------
OPERATING PROFIT (LOSS)                                       (71,357)        (43,430)          86,269        (130,543)
                                                         ------------    ------------     ------------    ------------
OTHER INCOME (EXPENSE)
  Interest expense                                             (1,708)         (4,245)         (14,304)        (13,517)
  Gain on sale of equipment                                        --          96,028               --          96,028
  Miscellaneous                                                 4,854           6,128           15,164          20,624
                                                         ------------    ------------     ------------    ------------
       Total other income (expense)                             3,146          97,911              860         103,135
                                                         ------------    ------------     ------------    ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                      (68,211)         54,481           87,129         (27,408)
DISCONTINUED OPERATIONS:
  Income from disposal of discontinued segments                    --              --               --          46,282
                                                         ------------    ------------     ------------    ------------
INCOME (LOSS) BEFORE INCOME TAXES                             (68,211)         54,481           87,129          18,874
  Income tax provision                                             --              --               --              --
                                                         ------------    ------------     ------------    ------------
NET INCOME (LOSS)                                             (68,211)         54,481           87,129          18,874
                                                         ============    ============     ============    ============

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED

NET INCOME (LOSS) PER COMMON SHARE                       $      (0.01)   $         --     $       0.01    $         --
                                                         ============    ============     ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC                                                      11,686,033      11,641,089       11,676,172      11,577,266
                                                         ============    ============     ============    ============
DILUTED                                                    11,686,033      11,664,800       11,824,632      11,577,266
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

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                    Nine Months Ended
                                                                      September 30
                                                                  ----------------------
                                                                    2000         1999
                                                                  ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                               $  87,129    $  18,874
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities
     Depreciation and amortization                                  184,501      161,294
     Gain on sale of equipment                                           --      (96,028)
     Common stock issued for services                                11,999       36,500
     (Increase) decrease in assets
        Trade accounts receivable, net                              122,261      415,919
        Inventories                                                   5,703      (12,093)
        Deferred expenses                                            42,524        1,250
        Other receivables                                             5,146      (15,689)
        Prepaid expenses                                             (2,548)    (107,179)
        Refundable deposits and other assets                         37,226       22,858
     Increase (decrease) in liabilities
        Accounts payable                                           (144,739)     (50,729)
        Accrued wages and other accrued expenses                   (132,278)      (2,224)
        Customer Deposits                                            63,844      (42,447)
        Change in net liabilities of discontinued operations             --       (8,427)
                                                                  ---------    ---------
            Net cash provided by operating activities               280,768      321,879
                                                                  ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                             (100,174)    (106,506)
  Cash received from the sale of equipment                               --      106,000
  Expenditures related to patents and patents pending               (19,578)     (43,171)
                                                                  ---------    ---------
            Net cash used in investing activities                  (119,752)     (43,677)
                                                                  ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of notes payable and long-term debt        151,870      155,996
  Principal payments under notes payable                           (150,110)    (176,742)
                                                                  ---------    ---------
            Net cash provided by (used in) financing activities       1,760      (20,746)
                                                                  ---------    ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                           162,776      257,456
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     65,722      242,867
                                                                  ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $ 228,498    $ 500,323
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

NOTE 3 - LONG TERM DEBT AND OTHER FINANCING ARRANGEMENTS

HERC has a factoring facility whereby the factor purchases eligible receivables and advances 80% of the purchased amount to HERC. Purchased receivables may not exceed $600,000 at any one time. Either party may cancel the arrangement with 30 days notice. At September 30, 2000, there were no factored receivables. This arrangement is accounted for as a sale of receivables on which the factor has recourse to the 20% residual of aggregate receivables purchased and outstanding. Interest payable by HERC to the factor is calculated as a fixed discount fee equal to 1% of the amount of the receivable factored plus a variable discount fee computed on the amount advanced to HERC and accruing on the basis of actual days elapsed from the date of the 80% advance until 5 days after collection of such account receivable by the factor at a per annum rate equal to an internal rate set by the factor.

NOTE 4 - SEGMENT INFORMATION

Information by segment for the three months ended September 30, 1999:

                                              Pipe      Industrial
                                            Cleaning    Chemicals    Corporate    Consolidated
                                           ----------   ----------   ----------    ----------
Sales to unaffiliated customers            $  645,765   $   37,583   $       --    $  683,348
Income (loss) from continuing operations      270,692        6,925     (223,136)       54,481
Total assets                                  907,699       75,914      800,391     1,784,004
Depreciation and amortization                  40,706        1,500       10,263        52,469
Capital expenditures                           45,359           --           --        45,359

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Information by segment for the three months ended September 30, 2000:

                                              Pipe      Industrial
                                            Cleaning    Chemicals    Corporate    Consolidated
                                           ----------   ----------   ----------    ----------
Sales to unaffiliated customers            $1,012,449   $   84,255   $       --    $1,096,704
Income (loss) from continuing operations      190,815       21,205     (280,231)      (68,211)
Total assets                                1,443,799      108,322      425,711     1,977,832
Depreciation and amortization                  45,692        1,877       13,203        60,772
Capital expenditures                           21,442           --        2,655        24,097

Information by segment for the nine months ended September 30, 1999:

                                              Pipe      Industrial
                                            Cleaning    Chemicals    Corporate    Consolidated
                                           ----------   ----------   ----------    ----------
Sales to unaffiliated customers            $2,082,235   $  215,866   $       --    $2,298,101
Income (loss) from continuing operations      681,792       76,133     (785,333)      (27,408)
Total assets                                  907,699       75,914      800,391     1,784,004
Depreciation and amortization                 113,734        4,499       43,061       161,294
Capital expenditures                          103,331           --        3,175       106,506

Information by segment for the nine months ended September 30, 2000:

                                              Pipe      Industrial
                                            Cleaning    Chemicals    Corporate    Consolidated
                                           ----------   ----------   ----------    ----------
Sales to unaffiliated customers            $3,347,861   $  367,480   $       --    $ 3,715,341
Income (loss) from continuing operations      801,562      146,139     (860,572)        87,129
Total assets                                1,443,799      108,322      425,711      1,977,832
Depreciation and amortization                 133,318        5,633       45,550        184,501
Capital expenditures                           78,021       13,757        8,396        100,174

NOTE 5 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators (weighted average number of shares outstanding) of the basic and diluted earnings per share (EPS) computation for the three and nine months ended September 30, 1999 and 2000 is as follows:

                                          Three Months Ended
                                          September 30, 1999
                                       ------------------------
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
                                       ==========    ==========    ==========

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                          Three Months Ended
                                          September 30, 2000
                                       ------------------------
                                        Net Loss       Shares      Per Share
                                       (Numerator)  (Denominator)    Amount
                                       ----------    ----------    ----------
Basic EPS                              $  (68,211)   11,686,033    $    (0.01)
                                                                   ==========
Effect of stock options and warrants           --            --
                                       ----------    ----------
Diluted EPS                            $  (68,211)   11,686,033    $    (0.01)
                                       ==========    ==========    ==========

                                          Nine Months Ended
                                          September 30, 1999
                                       ------------------------
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
                                       ==========    ==========    ==========

                                          Nine Months Ended
                                          September 30, 2000
                                       ------------------------
                                       Net Income      Shares      Per Share
                                       (Numerator)  (Denominator)    Amount
                                       ----------    ----------    ----------
Basic EPS                              $   87,129    11,676,172    $     0.01
                                                                   ==========
Effect of stock options and warrants           --       148,460
                                       ----------    ----------
Diluted EPS                            $   87,129    11,824,632    $     0.01
                                       ==========    ==========    ==========

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

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 7 - RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133 (as amended by SFAS No. 138), "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," which requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The issuance of SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133," delayed the required effective date of SFAS No. 133 to all fiscal years beginning after June 15, 2000. The Company will be required to adopt SFAS No. 133, as amended, on January 1, 2001. Management does not believe that the adoption of SFAS No. 133, as amended, will have a material impact on its results of operations or financial position.

On December 3, 1999, the Securities and Exchange Commission staff (the Staff) issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements." Subsequent to its issuance, the Staff elected to defer the required implementation date. The Company will be required to adopt SAB 101 during the fourth quarter of 2000, effective January 1, 2000. Management believes that the adoption of SAB 101 will not have a material impact on the Company's financial position or results of operations.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

Sales of $1,097,000 in the third quarter were $413,000 ahead of 1999 third quarter sales of $683,000 because of increased revenue generated from pipe cleaning services and industrial chemical sales. Sales of pipe cleaning services were $1,013,000 compared to $646,000 in the third quarter of 1999. Of the pipe cleaning work, $804,000 (73% of total revenue) was performed pursuant to a contract with the United States Navy compared to $454,000 (66% of total revenue) in 1999. Industrial chemical sales increased to $84,000 for the third quarter of 2000 compared to $38,000 in 1999.

Consolidated gross margins were 45% and 58% in 2000 and 1999, respectively. The reduction in gross margin percentage in 2000 was caused by cleaning pipe systems on different classes of ships, cost overruns on an industrial pipe cleaning project and performing pipe cleaning services on ships located outside of the state of Virginia which resulted in certain reimbursable costs to HERC which are included in revenue and cost of goods sold. HERC expects that gross margin percentages will continue to fluctuate as changes in revenue mix occur.

Gross profit increased from $395,000 in 1999 to $491,000 in 2000 due to increased revenue. General and administrative expenses increased by $127,000 primarily because of increases in personnel, employee benefits, salaries, fees, and other general expenses. Selling expenses were flat from one period to the next.

HERC's operating loss increased to $71,000 in 2000 from $43,000 in 1999. Net loss was $68,000 for the third quarter of 2000 compared to net income of $54,000 for the same period in 1999. The net income in 1999 included a gain on the sale of equipment of $96,000.

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES
                Management's Discussion and Analysis of Financial
                 Condition and Results of Operations (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

Sales of $3,715,000 for the nine months ended September 30, 2000 were $1,417,000 ahead of sales of $2,298,000 for the comparable nine-month period in 1999 because of increases in revenue generated from pipe cleaning services and industrial chemical sales. Sales of pipe cleaning services were $3,348,000 compared to $2,082,000 for the nine months ended September 30, 1999. Of the pipe cleaning work, $2,846,000 (77% of total revenue) was performed pursuant to a contract with the United States Navy compared to $1,540,000 (67% of total revenue) in 1999. Industrial chemical sales increased to $367,000 for the nine months ended September 30, 2000 compared to $216,000 for the same period in 1999.

Consolidated gross margins were 48% and 57% in 2000 and 1999, respectively. The reduction in gross margin percentage in 2000 was caused by cleaning pipe systems on different classes of ships, cost overruns on certain industrial pipe cleaning projects and performing pipe cleaning services on ships located outside of the state of Virginia which resulted in certain reimbursable costs to HERC which are included in revenue and cost of goods sold. HERC expects that gross margin percentages will continue to fluctuate as changes in revenue mix occur.

Gross profit increased from $1,302,000 in 1999 to $1,792,000 in 2000 due to increased revenue. General and administrative expenses increased by $246,000 mainly because of increases in payroll and staffing in key management areas in addition to other general expenses. Selling expenses increased by $28,000 primarily because of increased commissions generated by higher revenue.

HERC realized an operating profit of $86,000 for the nine months ended September 30, 2000 compared to an operating loss of $131,000 for the comparable period in 1999. Net Income was $87,000 for the nine months ended September 30, 2000 compared to net income of $19,000 for the same period in 1999. The net income of $19,000 in 1999 included income from discontinued operations of $46,000 and a gain on the sale of equipment of $96,000.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $228,000 at September 30, 2000 and $66,000 at December 31, 1999. Working capital was $783,000 and $593,000 at those respective dates. The increase in cash during 2000 is a function of cash provided by operating activities offset by cash used in investing activities.

As of September 30, 2000, HERC had no factored receivables under its factoring facility.

HERC currently has a contract with one customer responsible for a majority of HERC's revenues and HERC expects the high concentration level to continue throughout 2000 and beyond. Thus, any material delay, cancellation or reduction of orders from this customer could have a material adverse effect on HERC's operations and financial position. Sales to the U.S. Navy under the Navy contract accounted for 77% and 67% of consolidated revenues for the nine months ended September 30, 2000 and 1999, respectively.

Management has no plans to sell additional securities to raise cash and can make no guarantee that it could sell additional securities. However, any such sale, if necessary, would substantially dilute the interest of HERC's existing stockholders.

                           PART II: OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES

RECENT SALES OF UNREGISTERED SECURITIES

During the third quarter of 2000 HERC issued 9,846 shares of common stock as compensation to its outside Board of Directors. These shares were issued under an exemption from registration pursuant to section 4(2) of the securities act of 1933.

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


                                        H.E.R.C. PRODUCTS INCORPORATED
                                        ----------------------------------------
                                        (Registrant)

Date:
November 10, 2000                       By: /s/ S. Steven Carl
                                            ------------------------------------
                                            S. Steven Carl
                                            Chief Executive Officer


                                        By: /s/ Michael H. Harader
                                            ------------------------------------
                                            Michael H. Harader
                                            Chief Financial Officer (Principal
                                            Financial and Accounting Officer)