Form 10KSB
period 2000-12-31
H E R C PRODUCTS INC
filed 2001-03-27
CIK 919010

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                         2215 West Melinda Lane, Suite A
                             Phoenix, Arizona 85027
              (Address of principal executive offices and Zip Code)

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $4,266,735

At March 15, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant (7,522,087 shares) was $1,997,866 based on the closing market price of the Common Stock on such date as reported by the NASD over-the-counter bulletin board or OTCBB Market of $0.2656. This calculation assumes that the affiliates of the Company are its board of directors, its officers and 10% or greater stockholders.

At March 15, 2001, there were 11,737,633 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes [  ]  No[X]

Documents Incorporated by Reference: None

FORWARD-LOOKING STATEMENTS

     Parts of this report describe historical information, such as the 1999 and 2000 operating results, and H.E.R.C. Products Incorporated believes the descriptions to be accurate. In contrast to describing the past, some sentences in this report indicate that HERC believes that events or financial results are likely to occur in 2001 or thereafter. These sentences typically use words or phrases like "believe," "expects," "anticipates," "estimates," "will continue" and similar expressions. Statements using those words or similar expressions are intended to identify "forward-looking statements" as that term is used in
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include projections of operating results for 2001 and beyond, either concerning a specific segment of HERC's business, or concerning HERC as a whole.

     Actual results, however, may be materially different from the results projected in the forward-looking statements, due to a variety of risks and uncertainties. These risks and uncertainties include those set forth in Item 1 of Part I hereof, entitled "Description of Business" and in Item 6 of Part II hereof, entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report.

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

OUR COMPANY

     H.E.R.C. Products Incorporated has developed a line of specialty chemical products and chemical cleaning processes for use in pipe systems and other water-based systems. Our company uses its patented and proprietary chemical products and chemical cleaning processes to remove scale and corrosion from pipeline systems, water systems and surfaces. Our company's chemical cleaning services are our main source of revenue. We market our products to municipal, industrial, governmental, commercial and other customers directly and through strategic marketing alliances. Our largest customer is currently the U.S. Navy. We provide chemical cleaning services for pipe systems on U.S. Navy and Coast Guard vessels.

     Over time, most water and water-based systems, such as potable water delivery systems, fire sprinkler systems, waste systems, process water systems and water wells, become internally corroded with scale, corrosion and tuberculation. The effect is a smaller diameter through which water and waste can travel and a less efficient or non-functioning system. Our company's cleaning methodologies remove the scale and corrosion and restore the efficiency and flow characteristics of the system.

     We use patented and other proprietary chemical products and processes in our cleaning services. Our chemistry is circulated through a pipe system that is no longer functioning properly. Our chemicals dissolve and remove scale and corrosion and retain the components of scale and corrosion in solution until they are flushed from the system. The system may then be treated with other chemical products that retard corrosion or suppress the environment that supports biological growth. Most of the chemicals that we use are non-fuming, non-abrasive and non-flammable. Most of our chemical products are certified biodegradable by Scientific Certification Systems.

     Our chemical products and chemical cleaning processes were developed to provide a more cost effective and efficient means of cleaning pipe systems in contrast to replacement, mechanical scraping, pigging, hydro blasting or other pipe cleaning methods. Additionally, our chemical products and chemical cleaning processes are safer than many other chemical cleaning methods. Our chemical products include Pipe-Klean(R) and Well-Klean(R), which remove encrustation from water pumping and distribution systems; Compound 360, Compound 400, Corr-Hib and Slug(R) which clean and maintain cooling and other water treatment systems; and Line-Out(R) which cleans drip irrigation systems and removes salt from soil surfaces. We also sell private label chemical products utilizing our patented and proprietary formulations or products complementary to our formulations for key customers.

     HERC was incorporated in Arizona in December 1986 and re-incorporated in Delaware in May 1994. Our executive offices, warehouse and manufacturing facility for some of our chemical products are located at 2215 West Melinda Lane, Suite A, in Phoenix, Arizona and our telephone number is (623) 492-0336.

RECENT DEVELOPMENTS

     On February 9, 2001, our company acquired certain tank and boiler cleaning assets of Industrial Chemical Cleaning Incorporated. In exchange, our company assumed the existing debt that was secured by the particular assets. The actual amount of debt to be assumed is still being negotiated with the original creditors, but we estimate that it will be between $85,000 and $110,000.

     On February 9, 2001, our company acquired a barge with a capacity of 19,500 barrels from Hampton Roads Barge Rental, LLC. In exchange, our company assumed approximately $90,000 of debt that was secured by the barge.

     We plan on using these assets to expand the range of services that we offer to the U.S. Navy, Coast Guard and other existing customers.

PRODUCTS AND SERVICES

     Water has many uses and is therefore transported through and an integral component of many systems in use today. These systems range from wells and potable waterlines to fire protection systems, heating and air-conditioning units and many industrial production processes. Water is a chemically active substance and any surface that is regularly exposed to water is subject to corrosion. Since water is rarely pure, water exposed surfaces are also subject to scaling from dissolved minerals or biological corrosion from water born microbes. Scaling or corrosion will eventually lead to the plugging or fouling of the surface, pipe, pump, air condition system or other water exposed surface.

     The generally accepted cleaning methods for various water systems include replacement, mechanical scraping, hydro blasting, pigging and chemical cleaning. We offer a method of chemical cleaning which we believe is a significant improvement over most other cleaning methods because it is faster, safer and more complete and has a lower environmental impact.

     Pipe-Klean and Well-Klean are used to remove scale and corrosion from drinking water systems and water wells. These products have been tested and certified by the National Sanitation Foundation (NSF) for use as well cleaning and pipe cleaning aids in drinking water systems. These NSF Standards were developed to establish minimum requirements for the control of potential adverse human health effects from products used in drinking water systems.

PIPE CLEANING DIVISION

     Our company provides pipe cleaning and other corrosion removal and control services for industries such as marine, fire protection, industrial, municipal, and others. During fiscal 2000, total chemical pipe cleaning revenue increased 19% to $3,863,000 from $3,248,000 during fiscal 1999.

MARINE

     Our marine applications focus on the cleaning of water and wastewater pipe systems on ships. For example, the vacuum waste systems aboard most marine vessels develop a scale in the pipe interiors that requires cleaning approximately once every 12-18 months. The principal customers of the pipe cleaning division are the United States Coast Guard and the United States Navy. In September 1997, our company received a five-year contract from the United States Navy-Supervisor of Shipbuilding (SupShip) office in Portsmouth, Virginia. This contract is renewable on an annual basis at the option of the U.S. Navy and calls for us to clean pipe systems on board ships based in the Norfolk area. The Portsmouth contract permits us to charge set amounts for our services. Other SupShip offices of the Atlantic Fleet and the maintenance office of the United States Coast Guard also use the Portsmouth contract to have their vessels cleaned. During 1999 we cleaned piping systems on board eighty-four United
States vessels. During 2000 we cleaned piping systems on board a total of seventy-six United States vessels.

     In order to meet the requirements of the Portsmouth contract, and to serve the East Coast market, we have located an office in Portsmouth, Virginia. We also opened an office in San Diego to expand our ability to offer pipe-cleaning services to the Pacific Fleet, Western United States Coast Guard and other west coast customers.

FIRE PROTECTION

     We developed our patented process for chemically cleaning fire protection systems in 1993. Since then, we have chemically cleaned multiple fire protection systems for several industries and customers. We believe that our company has a significant advantage in securing fire protection system chemical cleaning work because we have a patent that covers the process of chemically cleaning a fire protection system.

     The fire protection industry in general is in the beginning stages of learning how to diagnose and treat the problem of microbiologically influenced corrosion (MIC) in fire sprinkler systems. It has been found that numerous sprinkler systems across the United States and abroad have become severely internally corroded as a result of microbiologically influenced corrosion (MIC) and are not achieving required operational levels. Because of the increasing awareness of MIC in the fire protection industry, the American and National Fire Sprinkler Associations have recognized our company as having a rehabilitative method for fire protection systems. We continue to pursue certification by Factory Mutual and IRI-Hartford Steam Boiler, two of the major insurance companies of fire protection systems so that we will be able to more aggressively market our services to this area of the pipe system market. We believe that these endorsements would be beneficial in our marketing, since we feel that insurance premiums should be based on system performance. At this time we have no indication that our company will achieve certification or what the timing might be if it did. Recently, our company achieved certification of its Pipe Klean product for use in cleaning fire protection systems by Underwriters Laboratories, Inc. ("UL"). Sales from chemical cleaning of fire protection systems and related services decreased to $132,000 during fiscal 2000 from $300,000 during fiscal 1999.

     The fire protection market for pipe cleaning has not grown at the rate that we had anticipated but we believe that this could change rapidly if insurance companies or governmental regulation were to require building owners to maintain properly functioning fire protection systems inside their buildings. We are working with members of the industry towards this end. Our company has recently begun offering assessment services to businesses and property owners whereby we provide a complete analysis of the existing fire protection system including internal pipe inspection and video, water analysis, scale analysis and recommended remediation method.

POTABLE WATER

     Underground potable waterlines represent another market where our company may offer its pipe system cleaning services. Our company has many patents covering the process of chemically cleaning potable water distribution systems. In addition, our chemical products have been tested and certified by the National Sanitation Foundation (NSF) for use as well cleaning and pipe cleaning aids in drinking water systems. These NSF Standards were developed to establish minimum requirements for the control of potential adverse human health effects from products used in drinking water systems and have been adopted legislatively in many states.

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

     Recently we have focused our attention primarily on marine system pipe cleaning and secondarily on fire protection system pipe cleaning where we experience higher margins and a shorter sales cycle. One reason for this focus away from potable water system cleaning has been the long lead-time to consummate potable water system sales contracts and the expense of obtaining and servicing these contracts. Often payment is dependent on the work of other contractors and lengthy approval processes. Although our company focused its attention in this segment from 1994 to early 1997, it currently represents an insignificant portion of our business. We anticipate that it will become a more significant part of our business over time.

SPECIALTY CLEANING

     In industrial plants, scale and tuberculation greatly reduce heat exchange, condensing and flow capacities. In water treatment plants, chemical feed lines become internally clogged to the point where they do not function properly. Our company is currently providing chemical cleaning services to several industrial companies and municipalities in areas such as systems in fiber plants, waste water systems and other types of systems.

INDUSTRIAL CHEMICALS DIVISION

     The industrial chemicals division manufactures and sells specialty chemical products using HERC's proprietary and patented formulas for applications in the removal of salt, scale and corrosion and in the maintenance of water process systems. These products are currently Well-Klean(R), Line Out(R) and several Process Water products including certain products currently being manufactured under a private label for DuPont and Eco Soil Systems, Inc. Industrial chemical sales increased 67% to $404,000 during fiscal 2000 compared with $242,000 during fiscal 1999.

     Well-Klean is used to remove scale and corrosion in water wells. Over time the well screen and many other well components become clogged. When added to wells following our instructions, Well-Klean removes the harmful corrosion and corrosion by-products from the well components and the surrounding aquifer to restore well pumping characteristics that ultimately lead to improved well performance.

     Line Out is used in the cleaning of drip irrigation systems and for salt removal from soils in the root zone of turf grasses on golf courses. Drip systems will clog with scale over time and require regular maintenance in order to continue to perform. Our Line Out product provides a superior method of cleaning while also improving water distribution. In addition, the use of high salt content water by golf courses for irrigation has caused the need for a product to remove salt from the turf root zone. We manufacture Line Out as a private labeled product called Deliminate(R) for Eco Soil Systems, Inc. (NASDAQ:
ESSI) for golf courses in the United States.

     Chlor*Rid is a product that utilizes one of our core formulas for removing salt from surfaces prior to the application of high performance paints or coatings. During 1998 our company sold its half ownership of a patent covering this application to Chlor*Rid International. Under the sales agreement we will maintain manufacturing rights of the product or royalties on future sales for the life of the patent, which is approximately thirteen years.

     Process  water  products are sold  primarily  under the trade name Compound
360. These products are used in the de-scaling and maintenance of all types of process water systems. These include cooling towers, heat exchangers and condensers. During 1999, we entered into agreements with DuPont whereby our company manufactures private labeled products for DuPont using our formulas. In addition to realizing the gross profit from the manufacturing of the product, we receive royalties on the sales of the defined product. We may also market our products to the same customers and can use the Dupont trade name in certain marketing pieces.

MARKETING AND DISTRIBUTION

     Our company markets its products and services through our marketing and sales staff and through independent distributors and sales representatives as well as through strategic partnerships and marketing agreements. In 1999 and 2000, sales to the U.S. Navy under the Portsmouth contract were 70% and 73% respectively of consolidated sales from continuing operations. We currently contract with a few customers responsible for a majority of our revenue and we expect the high concentration levels to continue through 2001. Thus, any material delay, cancellation or reduction of orders from these customers could have a material adverse effect on our company's results of operations and financial position.

COMPETITION

     Several small regional companies and certain larger customers compete with us for our marine business. Our company competes directly with Layne-Christensen, Inc. in the market for water well cleaning. Chemicals used in cleaning water systems have generally been non-proprietary, readily available acids produced by such major chemical companies as DuPont, Dow Chemical Company, Hill Brothers Chemical Company and Vista Chemical Company. These companies are substantially larger and have far more extensive resources than our company. To the extent that we seek to sell our water system pipeline rehabilitation products directly to end users, we may be perceived as competing with the regional contractors to which we might also seek to market our pipe rehabilitation products and technology. While they are not as large as the chemical producers, the contracting companies are still generally larger and more established in the industry than HERC.

     We anticipate that the companies with which we compete have the resources to develop, have developed, are developing, or may develop and market products and services that directly compete with those of our company. Current competitors or new market entrants could produce new or enhanced products or services with features that render our company's products and services obsolete or less marketable. Our company's competitive success will depend on our ability to promote and to adapt to technological changes and advances in the water systems treatment industry.

     Our company competes principally on the basis of our superior methodology, ease of use, price and environmental impact. We also strive to secure strategic relationships with established companies. Our company has patent protection for certain of our chemicals and processes and we are seeking to expand our patent protection by making new applications with respect to our proprietary products and technologies in order to provide a diverse product and service offering.

MANUFACTURING AND SUPPLIES

     The majority of our company's industrial products are formulated and packaged at our plant in Phoenix, Arizona. The balance of our products are manufactured and packaged for us by a third party manufacturer located in Chandler, Arizona using our formulas. We generally do not maintain long-term supply agreements with our suppliers and we purchase raw materials pursuant to purchase orders or short-term contracts in the ordinary course of business. We believe that the raw materials and other supplies are available from a variety of sources and that there are numerous companies available to formulate and package our products.

PATENT AND TRADEMARK PROTECTION

     Our company has a series of United States patents for the use of its Pipe-Klean technology in the cleaning of potable water distribution and fire protection systems, a United States patent on the mobile re-circulation units employed in the pipe cleaning process and a series of United States patents on the core chemical technology used for pipe cleaning and industrial water applications. Our company has also received a Notice of Allowance for its basic pipe-cleaning patents for the association of European countries and applied for these patents throughout Europe during 1999 and 2000. Additionally, U.S. Patent applications for Methods of Pipe Cleaning and improvements on the basic method were issued and received by HERC during 1999. Other patent applications for pipe cleaning markets and methods are pending from prior years and new applications filed during 2000. h.e.r.c. (R), Well-Klean(R), Pipe-Klean(R), and Line-out(R) are registered trademarks of HERC.

     There can be no assurance that any patents applied for will be obtained. Moreover, there can be no assurance that any patents will afford our company commercially significant protection of its technology or that we will have adequate resources to enforce our patents. We believe that our company has independently developed its proprietary technologies and they do not infringe the proprietary rights of others. Although we have received no claims of infringement, it is possible that infringement of existing or future patents or proprietary rights may occur.

     In the event that our company's products or processes infringe patent or proprietary rights of others, we may be required to modify our processes or obtain a license. There can be no assurance that we would be able to do so in a timely manner, or upon acceptable terms and conditions. The failure to do so could have a material adverse effect on our company. In addition, there can be no assurance that our company will have the financial or other resources necessary to defend a patent or proprietary rights action. Moreover, if any of our products or processes infringe on patents or proprietary rights of others, our company under certain circumstances could become liable for damages that could have a material adverse effect on our results of operations and financial position.

     Our company relies on proprietary know-how and confidential information and employs various methods to protect the processes, concepts, ideas and documentation associated with our technology. However, such methods may not afford complete protection, and there can be no assurance that others will not independently develop such processes, concepts, ideas and documentation. Although we require all of our employees to sign confidentiality agreements, there can be no assurance that we will be able to protect our trade secrets or that other companies will not acquire information that we consider to be proprietary. Moreover, there can be no assurance that other companies will not independently develop know-how comparable to or superior to that of our company.

GOVERNMENT REGULATION

     Water pollution is a major focus of federal, state and local environmental protection laws and regulations. The discharge from water systems treatment is subject to these laws and regulations. The water system treatment industry and our company's operations are subject to extensive and significant regulation by federal, state and local governmental authorities. Some of such regulation is extensive and may from time to time have a significant impact on our operations. NSF has indicated that Pipe-Klean and Well-Klean comply with the standards for chemicals that can be used in cleaning drinking water systems. In addition, many of our products are certified as biodegradable by Scientific Certification Systems. Products are biodegradable if they can be broken down into carbon dioxide, water and minerals without harmful effects to the environment.

     Some of our products require the use of a chemical that is classified under applicable laws as a corrosive chemical and substance, and our use of these chemicals and substances may subject us to environmental liability. Our company does not maintain insurance to compensate it for any liabilities it may incur if it were to violate environmental laws or regulations. The use of certain chemicals contained in our products is subject to frequently changing federal, state and local laws and substantial regulation under these laws by governmental agencies, including the EPA, the Occupational Health and Safety Administration, various state agencies and county and local authorities acting in conjunction with federal and state authorities. Among other matters, these regulatory bodies impose requirements to control air, soil and water pollution, to protect against occupational exposure to such chemicals, including health and safety risks, and to require notification of the storage, use and release of certain corrosive chemicals and substances.

     Our company has obtained certification for its Pipe-Klean, Pipe-Klean Preblend, Acid Klean and Pipe-Klean Neutralizer products as "pipe cleaning aids" under ANSI/NSF Standard 60 from NSF for use in potable water distribution systems. Additionally, our company has obtained ANSI/NSF Standard 60 certification for our Well-Klean II Concentrate, Acid Klean and Well-Klean Preblend products as "well cleaning aids" for potable water wells.

     We believe that our company is in substantial compliance with all material federal, state and local laws and regulations governing our business operations and that we have obtained all material licenses, authorizations, approvals, orders, certificates and permits required for the operation of our business. There can be no assurance that our company in the future will be able to comply with current or future government regulations in every jurisdiction in which we will conduct our business operations without substantial sanctions, including restrictions on our business operations, monetary liability and criminal sanctions, any of which could have a material adverse effect upon our business.

     Advertising relating to our company's products is subject to the review of the Federal Trade Commission and state agencies, pursuant to their general authority to monitor and prevent unfair or deceptive trade practices. In addition, the Consumer Products Safety Commission regulates the labeling of our products.

RESEARCH AND DEVELOPMENT

     We estimate that our company directly spent $24,000 and $13,000 on research and development activities related to improving our cleaning methodologies during fiscal 2000 and fiscal 1999, respectively.

DISCONTINUED OPERATIONS

     On December 9, 1998, HERC sold the business of its wholly owned subsidiary, HERC Consumer Products, Inc. HERC Consumer Products, Inc. marketed and sold consumer products to wholesale and retail customers. HERC received an initial payment of $200,000 at the closing and will receive a royalty payment of 3% of the adjusted revenue above $1,000,000 for some of the consumer products for three years after the closing date.

     The operating results relating to these businesses have been segregated from continuing operations and reported as a separate line item on the consolidated statements of operations.

EMPLOYEES

     As of February 21, 2000, HERC had 79 employees. 3 of our employees are officers, 60 are engaged in field operations and production, 12 are in administration and 4 are in marketing and sales. None of our employees is represented by labor unions or covered by a collective bargaining agreement. We believe that our relationship with our employees is satisfactory.

SEASONALITY

     Sales of specialty chemical products and certain chemical cleaning services are seasonal in those parts of the United States in the Snow Belt. Seasonal sales can result in uneven cash flow for our company, which may require us to obtain and maintain short-term financing arrangements. In the event such financing arrangements are not available or, once acquired, cease to be available, our company's operations and financial condition could be materially adversely affected.

SPECIAL CONSIDERATIONS

     THE FOLLOWING FACTORS, IN ADDITION TO THOSE DISCUSSED ELSEWHERE IN THIS REPORT, SHOULD BE CAREFULLY CONSIDERED IN EVALUATING OUR BUSINESS

     OUR COMPANY MAY NEED FINANCING IN THE FUTURE AND DOES NOT HAVE ANY COMMITTED SOURCES OF FINANCING. If our company is not profitable in the future for an extended period of time, it will require additional financing to cover operating expenses. Also, any major capital expenditures might require capital from independent financing sources. Our company does not have any accumulated retained earnings to fund cash flow deficits and significant capital requirements. Other than its factoring arrangement, we do not have any specifically identified sources for future financing requirements.

     THE CURRENT DEPENDENCE ON ONE SIGNIFICANT CUSTOMER HAS THE POTENTIAL FOR ADVERSE FINANCIAL RESULTS. During the most recent fiscal year, the United States Navy accounted for 73% of our revenues. The loss of a substantial portion or all of the business from this customer will result in a material adverse effect on our company's revenues and results of operations. If the United States Navy cuts back or stops using our services, the sales staff may not be able to replace this customer in a timely enough fashion for our company to continue operations.

     POTENTIAL COMPETITION EXISTS FOR CUSTOMERS IN THE MARINE BUSINESS. We do not believe that there are any substantial capital requirements for or other barriers to entry into the chemical cleaning of pipe systems for the marine industry. Therefore, there is potential competition from entities that elect to enter into this industry. As with any competition, there may be an adverse effect on market share and current margins of our company.

     THE LACK OF PATENTS MAY LIMIT THE ABILITY OF OUR COMPANY TO PROTECT ITS CURRENT COMPETITIVE POSITION IN THE MARINE BUSINESS. Our company competes on the basis of our knowledge and experience of marine and other closed loop systems. The chemical products used in the marine business are based mainly on proprietary chemistry, but this chemistry is not patented or, we believe, patentable. Therefore, others may develop the same or similar chemistry through reverse technology or by experimentation. If that happens, another entity could offer some of the same benefits as our company and increase the competition in the marine pipe systems chemical cleaning market. Also, the lack of patents limits our ability to market an absolutely unique product or service. Our company relies on trade secret and confidentiality protection with respect to the chemicals and methodologies we use in our marine business. It is possible that these means will not be adequate to protect us from competitors.

     THE EFFECT OF LIABILITY CLAIMS IN EXCESS OF THE INSURANCE LIMITS COULD AFFECT THE FINANCIAL CONDITION OF OUR COMPANY. We are engaged in a business that might expose our company to claims for personal or property injury. Suits may result from personnel or bystanders who are injured on site, from damage to a pipe system being cleaned or from other issues arising from the performance of our services. Our company maintains liability insurance in the aggregate amount of $2,000,000 and $1,000,000 per occurrence. We also have an umbrella liability policy in the amount of $5,000,000. If there is a successful claim against our company in excess of the insurance limits or that is not covered, it will have a material adverse effect on our company's financial condition.

     THE EFFECT OF OUTSTANDING RESTRICTED COMMON STOCK ON FUTURE SALES BY THE COMPANY AND STOCKHOLDERS. HERC sold an aggregate of 3,240,000 shares of common stock in the fiscal quarter ended June 30, 1998 at $.31 per share. This amount represented about 30% of the current outstanding common stock immediately after the transaction. These shares were sold to finance the business in 1998. One year after the date of sale, these shares became eligible for public sale without any registration statement. As a result there may be an adverse impact on the price and liquidity of the common stock in the public market because of the volume of their possible sale.

     THE EFFECT OF OUTSTANDING OPTIONS AND WARRANTS ON MARKET PRICE AND LIQUIDITY. HERC has issued options and warrants to purchase 2,352,980 shares of common stock of which some have a purchase price per share at less than the current market price of the common stock and are currently exercisable and may be sold in the public market. The existence of the options and warrants may have an adverse impact on the price and liquidity of the common stock in the public market because of the overhang they create. Also, the issuance of these shares at prices below the market price will result in dilution to current shareholders.

ITEM 2. DESCRIPTION OF PROPERTY

     We lease our corporate headquarters in an approximately 8,000 square foot facility in Phoenix, Arizona. The lease expires in April 2002.

     We lease approximately 5,500 square feet of office and warehouse space in Portsmouth, Virginia and approximately 3,000 square feet in National City, California.

ITEM 3. LEGAL PROCEEDINGS

     On or about January 14, 1999 in the Supreme Court of the State of New York, County of Suffolk, the Suffolk County Water Authority and R & L Well Drilling, LLC filed as a third-party plaintiff a civil claim against our company in an action filed on April 8, 1998 by five individual residents of Ronkonkoma, New York, alleging negligence resulting in personal injury and seeking monetary damages of $11 million. On October 9, 2000 the company, acting through our insurance carrier pursuant to the submitted claim under our comprehensive general liability policy, obtained a judicial stipulation discontinuing the action with prejudice as a result of a settlement by contribution of $15,000 on behalf of the company tendered to plaintiffs by our insurance carrier. The company's out of pocket cost was $5,000 for the insurance contract deductible paid to the insurance carrier under the comprehensive general liability policy.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The common stock of HERC is listed on the OTCBB under the symbol "HERC", and on the Boston Stock Exchange under the symbol "HER".

     The following table sets forth the high and low closing prices of the common stock as quoted by OTCBB for the periods indicated. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

         2000                                     High           Low
         ----                                     -----          ---
         First Quarter                            $0.50         $0.27
         Second Quarter                            0.50          0.30
         Third Quarter                             0.50          0.34
         Fourth Quarter                            0.42          0.16

         1999                                     High           Low
         ----                                     -----          ---
         First Quarter                            $0.41         $0.22
         Second Quarter                            0.42          0.28
         Third Quarter                             0.39          0.27
         Fourth Quarter                            0.55          0.30

     As of March 15, 2001, there were 129 record holders of our common stock. On March 15, 2001 the closing price for our common stock as quoted by OTC BB was $0.27.

DIVIDENDS

     For the foreseeable future, our company intends to retain any remaining future earnings to finance our operations and we do not anticipate paying any cash dividends with respect to our common stock. Subject to the preferences that may be applicable to any then-outstanding preferred stock, the holders of common stock will be entitled to receive such dividends, if any, as may be declared by the board of directors from time to time out of legally available funds. Payments of any cash dividends in the future will depend on our company's financial condition, results of operations, and capital requirements as well as other factors deemed relevant by its board of directors.

RECENT SALES OR GRANTS OF UNREGISTERED SECURITIES

     During various dates from January 2000 through October 2000, we issued to our directors an aggregate of 49,875 shares of common stock at market value as compensation for serving on our board of directors. We issued these shares without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 2000 COMPARED WITH FISCAL YEAR ENDED DECEMBER 31, 1999

     Sales for the fiscal year ended December 31, 2000 were $4,267,000 compared with $3,490,000 during fiscal 1999. The pipe cleaning division accounted for $3,863,000 in 2000, of which $3,121,000 was billed under the Portsmouth contract with the United States Navy. In 1999, the pipe cleaning division accounted for $3,248,000 of which $2,447,000 was billed under the Portsmouth contract.
Industrial chemical sales were $404,000 during fiscal 2000 compared with $242,000 during fiscal 1999.

     Our sales in 2000 have continued to be generated primarily from the cleaning of pipe systems on ships. Our company cleaned pipe systems on seventy-six ships in 2000 compared with eighty-four ships in 1999. Our revenue increased even though we cleaned systems on fewer ships because we cleaned a higher percentage of large platform ships during fiscal 2000. We are currently attempting to diversify our revenue base to different customers and markets in order to reduce our dependence on one large customer. We continue to focus specific sales and marketing efforts in the marine pipe cleaning industry, however, because of our success in penetrating and expanding our company's presence in this market. Sales of industrial chemicals increased 67% during fiscal 2000. Sales of pipe cleaning services increased 19% during fiscal 2000.

     Consolidated gross margins were 47% during fiscal 2000 compared with 54% during fiscal 1999. The decrease in gross margin was primarily the result of cleaning ships outside of the Norfolk area whereby certain reimbursable travel costs are included in both revenue and cost of sales resulting in lower gross margins.

     Gross profit increased to $1,995,000 during fiscal 2000 from $1,876,000 during fiscal 1999. The increase in gross profit was the result of increased revenue offset by lower consolidated gross margins. Selling expenses decreased to $394,000 during fiscal 2000 from $404,000 during fiscal 1999 while general and administrative expenses increased to $1,865,000 during fiscal 2000 from $1,551,000 during fiscal 1999. The increase in general and administrative expenses is attributable primarily to increases in divisional marketing and management personnel.

     For the year ended December 31, 2000, our company's operating loss was $263,000 compared to an operating loss of $79,000 for the same period in 1999. Net loss for fiscal 2000 was $257,000 compared to net income for fiscal 1999 of $97,000, which included income from discontinued operations of $73,000.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents were $302,000 at December 31, 2000 and $66,000 at December 31, 1999 while working capital was $497,000 and $593,000 at those respective dates. The increase in cash is the result of collection of accounts receivable. The decrease in working capital during 2000 is a function of HERC's loss, cash used for capital expenditures, patent expenditures and the pay down of debt.

     We have entered into a factoring agreement under which the factor purchases eligible accounts receivable and advances to us 80% of the purchased amount, not to exceed $600,000. Either party may cancel the agreement within 30 days' notice to the other party. Interest payable by us is calculated as a fixed discount fee equal to 1.0% of the amount of the receivable factored plus a variable discount fee computed on the amount advanced. Interest on the outstanding balance accrues on the basis of actual days elapsed from the date of the advance until five days after collection of such account. The amounts factored under the agreement are secured by our inventory, accounts receivable, contract rights, and other general intangibles. We are required to maintain tangible net worth of not less than $750,000 during the term of the agreement. As of December 31, 2000, we did not have any factored receivables. Additionally, as of December 31, 2000, we had no long-term debt.

     We currently contract with a few customers responsible for a majority of our revenue and we expect the high concentration levels to continue through 2001. Thus, any material delay, cancellation or reduction of orders from these customers could have a material adverse effect on our operations.

ITEM 7. FINANCIAL STATEMENTS

     Reference is made to the financial statements, the notes thereto, and the reports thereon, commencing on page F-1 of this report, which financial statements, notes, and report are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Name                   Age                      Position
----                   ---                      --------

S. Steven Carl          43    Chairman of the Board of Directors, Chief
                              Executive Officer and President

Michael H. Harader      33    Vice President of Finance, Chief Financial Officer

John A. Gulick III      45    Vice President, Corporate General Counsel

Salvatore DiMascio      61    Director

R. John Armstrong       57    Director

Robert Affholder        65    Director

     S. STEVEN CARL has served as our Chairman of the Board of Directors since February 1996, and has served as our Chief Executive Officer and as a director of our company since August 1995. Mr. Carl has served as our President since May 1997 until the present, and also from August 1995 until February 1996. Mr. Carl served as the President and Chief Executive Officer of CCT Corporation, a wholly owned subsidiary of HERC acquired in May 1995.

     MICHAEL H. HARADER has served as our Vice President of Finance since July 1998 and as our Chief Financial Officer since October 1998. Prior to that, Mr. Harader served in various accounting capacities since joining our company in January 1996. During April 1994 until January 1996, Mr. Harader served as a Credit Manager at Isley's RV Service Center, Inc. Mr. Harader is a certified public accountant.

     JOHN A. GULICK III has served as our Vice President, Corporate General Counsel since January 2000. Prior to joining our company, Mr. Gulick was a self-employed attorney from January 1990 until December 1999, and served as outside counsel to our company. Mr. Gulick is licensed to practice law in Arizona and Texas, and is a certified public accountant.

     SALVATORE DIMASCIO has been a Director of our company since September 3, 1996. Since 1986, Mr. DiMascio has been President of DiMascio Venture Management, a management and investment-consulting firm. From June 1994 to June 1997, Mr. DiMascio was Executive Vice President and Chief Financial Officer of Anchor Gaming, a public company. Among other executive level positions held during his 30-year career, Mr. DiMascio was Senior Vice President and Chief Financial Officer of Conair Corporation. In addition, he has experience in industrial products manufacturing, distribution and other service industries. Mr. DiMascio is currently a Director of Fotoball USA, a public company. Mr. DiMascio is a certified public accountant.

     R. JOHN ARMSTRONG has been a Director of our company since January 1, 1999. Mr. Armstrong served eleven years in the U.S. Navy, with experience in ship design, construction and maintenance, with a four-year tour at a SupShip (supervisor of shipbuilding office), serving in quality assurance, contracts and planning departments in addition to serving two years on the engineering faculty at the Naval Academy. Following his resignation from the Navy, Mr. Armstrong served as a Project Manager and, ultimately, Executive Vice President of a professional services company in Washington DC, providing engineering and computer services to a broad spectrum of clients. In 1986 he became the President of Seaward Marine Services, Inc., engaged in international diving services.

     ROBERT W. AFFHOLDER has been a Director of our company since October 1, 2000. Robert W. Affholder has been Senior Executive Vice President of Insituform Technologies, Inc., a public company, since 1996. Mr. Affholder was previously, since 1995, Senior Vice President-Chief Operating Officer of North American Contracting Operations of Insituform Technologies, Inc. Mr. Affholder was President of Insituform Mid-America, Inc. ("IMA") from 1994 until its acquisition by Insituform Technologies, Inc. in 1995, and was Vice Chairman of IMA from 1993 to 1995.

BOARD OF DIRECTORS

     Directors are elected to serve until the next annual meeting of our stockholders or until their successors are qualified and elected. Officers serve at the discretion of the Board of Directors subject to any contracts of employment.

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

     Our company is obligated through April 2001, if so requested by GKN Securities Corporation ("GKN"), the placement agent of its April 1996 private placement, to nominate and use its best efforts to elect GKN's designee as a director of our company or, at GKN's option, as a non-voting adviser to the Board of Directors. GKN has not exercised its right to designate such a person.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Exchange Act requires our directors, officers and persons who beneficially own more than ten percent of our company's common stock to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us and written representation that no other reports were required, during the year ended December 31, 2000, such persons complied with all Section 16(a) filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth information concerning the compensation paid or accrued to our Chief Executive Officer for the three years ended December 31, 2000. None of our other executive officers earned cash salary and bonus exceeding $100,000 during fiscal 2000.

                                                                Long-Term Compensation
                                                                        Awards
                                                               -------------------------
                                                               Restricted    Securities
                                                                  Stock      Underlying         Other
Name and Principal Position     Year    Salary (1)    Bonus    Awards (3)    Options (2)   Compensation (4)
---------------------------     ----    ----------    -----    ----------    -----------   ----------------
S. Steven Carl                  2000     $129,706    $13,600         --             --         $8,155
  Chairman of the Board,        1999     $122,469    $11,444    $16,500             --         $6,356
  Chief Executive Officer       1998     $ 82,100         --         --        100,000         $6,120
  and President

(1) Mr. Carl also received certain perquisites, the value of which did not exceed 10% of his salary and bonus during fiscal 2000.
(2) The exercise prices of all stock options granted were equal to the fair market value of our common stock on the date of grant.
(3) The awards of restricted stock are calculated by multiplying the closing market price of our common stock on the date of grant by the number of shares awarded. In connection with his employment agreement, Mr. Carl was granted 50,000 shares of restricted common stock at market value.
(4) Other compensation consists of 401K Plan matching contributions and an automobile allowance.

EMPLOYMENT AGREEMENTS

     Effective June 15, 1999, we entered into an employment agreement with S. Steven Carl. The employment agreement has an initial term through June 15, 2001, and is subject to automatic renewal for successive one-year terms unless either party requests to renegotiate or terminates the agreement by giving the other party at least six months' written notice.

     Mr. Carl's employment agreement provides for him to serve as our President and Chief Executive Officer. The employment agreement provides for Mr. Carl to receive a base salary of $115,500 with annual increases of 15% per year during the term of the agreement, which salary is currently $132,825 per year. However, in the event the agreement is automatically renewed, the base salary shall not increase without approval by the Board of Directors. Mr. Carl is also entitled to receive annual bonuses, payable in cash or with shares of our common stock, equal to 7.5% our annual EBITDA before giving effect to any extraordinary accounting events or accounting impacts from discontinued operations. Mr. Carl received a bonus of $13,600 during fiscal 2000. The value of bonuses paid in common stock shall be based on the closing bid price of our common stock on the last trading day of the relevant year to which the bonus relates. Our Board of Directors may also award Mr. Carl such other bonuses and increases in base salary as warranted from time to time. During any fiscal year during the term of the agreement, if we achieve our projected EBITDA, as projected by our annual budget approved by our Board of Directors at the beginning of the fiscal year, Mr. Carl shall be entitled to receive an additional incentive bonus of 25,000 shares of common stock.

     In addition, the employment agreement generally requires us to

          - Provide Mr. Carl with a monthly car allowance of $500 or an automobile suitable for business use;

          - Reimburse Mr. Carl for all travel, entertainment, and other ordinary and necessary expenses incurred in connection with our business and his duties under the employment agreements; and

          - Provide such other fringe benefits that we make generally available to our other senior executives.

     Upon execution of the employment agreement, we granted Mr. Carl 50,000 shares of restricted common stock.

     The employment agreement may be terminated by reason of resignation, death, disability, or as a result of termination of employment "for cause," as defined in the agreement. In the event of a termination of the agreement or if the agreement expires without being renewed or extended, Mr. Carl will resign as a director of our company effective on the date of termination or expiration.

     The employment agreement also prohibits Mr. Carl from

          * Competing with us for a period of 18 months following the termination of his employment with our company,

          * Taking certain actions intended to solicit other persons to terminate their business relationship with us or to terminate his or her employment relationship with us, and

          * Making unauthorized use or disclosure of our trade secrets or other confidential information.

PERFORMANCE EQUITY PLAN

     During 1996, we adopted the Performance Equity Plan to enable our company to offer to our key employees, officers, directors, and consultants an opportunity to acquire a proprietary interest in our company and to link their interests and efforts to the long-term interests of our stockholders. Our stockholders approved the plan in July 1996. The plan provides for the granting of awards to employees, officers, directors, and consultants eligible to receive awards under the plan. These awards may include stock options, restricted stock, stock appreciation rights, deferred stock, stock reload options, and other stock based awards. A total of 1,000,000 shares of common stock may be issued under the plan. As of March 15, 2000, no shares of our common stock had been issued upon exercise of options granted under the plan, and there were outstanding options to acquire 626,500 shares of our common stock. The plan will remain in effect until no further grants can be made and no awards remain outstanding, however, incentive stock options may only be made through May 2006.

     Awards may be made or granted only to persons who at the time of grant are key employees, officers, directors, and consultants who are deemed to have rendered or to be able to render significant services to our company, and who are deemed to have contributed or to have the potential to contribute to the success of our company. Options that are incentive stock options may only be granted to employees of our company. To the extent that granted options are incentive stock options, the terms and conditions of those options must be consistent with the qualification requirements set forth in the Internal Revenue Code.

     The plan is administered by the Board of Directors, except that the Board of Directors may delegate its power to administer the plan to a committee appointed by the Board of Directors. The Board of Directors or the committee will have the authority to administer all matters governing the plan, including the persons eligible to receive awards, the terms and conditions of grants of awards, the specified performance goals or other criteria that need to be attained for the vesting of awards, and the substitution of any awards.

     The exercise prices, expiration dates, maximum number of shares purchasable, and the other provisions of the options will be established at the time of grant. The exercise prices of options may not be less than 100% (110% if the option is granted to a stockholder who, at the time of grant, owns common stock possessing more than 10% of the combined voting power of all class of stock of our company) of the fair market value of our common stock on the date of grant. Options may be granted for terms determined by the committee and become exercisable in whole or in one or more installments at such time as may be determined upon grant of the options, and may be waived at any time by the committee.

     Under the plan, the Board of Directors or the committee also may award shares of restricted stock or other stock-based awards either alone or in addition to other awards granted under the plan. The committee will determine the eligible persons, the number of shares to be awarded, the price (if any) to be paid by the holder, and all other terms and conditions of such awards.

     Upon a merger or other recapitalization of our company, such substitution or adjustment will be made in the aggregate number of shares reserved for issuance under the plan, in the number, terms of, and exercise price of shares subject to outstanding awards, as may be determined to be appropriate by the committee in order to prevent dilution or enlargement of rights. Upon a change of control of our company that is not authorized by our Board of Directors, the vesting periods of all awards granted and outstanding under the plan will accelerate and become fully vested and immediately exercisable.

1993 INCENTIVE STOCK OPTION PLAN

     During October 1993, we adopted, and our stockholders approved, the 1993 Incentive Stock Option Plan to advance the interests of our company by encouraging and enabling key employees to acquire a financial interest in our company and to link their interests and efforts to the long-term interests of our stockholders. The plan provides for the granting of stock options to key employees of our company. A total of 350,000 shares of common stock may be issued under the plan. As of March 15, 2001, 10,000 shares of our common stock had been issued upon exercise of options granted under the plan, and there were outstanding options to acquire 88,000 shares of our common stock under the plan.

     Options may be granted only to persons who at the time of grant are key employees of our company. The plan is administered and interpreted by the compensation committee of the Board of Directors. The committee determines the individuals to whom, and the time or times at which, options are granted, the number of shares subject to each option, the duration, exercise price, vesting, and other terms and conditions of options granted.

     In no event will the exercise price of an option be less than the fair market value of our common stock on the date of grant. Options may be granted for terms of up to but not exceeding ten years from the date of grant.

     In the event of any recapitalization of our company, the committee will adjust the number of shares of stock available for options, as well as the shares and exercise prices subject to any options. The plan will terminate on the earliest of (a) the date when all shares of common stock reserved for issuance under the plan have been acquired through exercise of options granted under the plan, (b) October 2003, or (c) such earlier date as the Board of Directors may determine.

OPTIONS AND WARRANTS

     In addition to the options under the 1993 Plan and the 1996 Plan, we have outstanding the following options and warrants as of December 31, 2000: (i) warrants to purchase 85,000 shares of Common Stock at $3.00 per share issued to Perrin, Holden & Davenport Capital Corporation in connection with its private placement in December 1996, (ii) an option to purchase 171,490 units, each unit consisting of one share of Common Stock and one warrant to purchase one share of Common Stock at $2.00 per share, issued to GKN and its designees in connection with the private placement in April 1996, (iii) warrants issued to consultants to purchase 395,500 shares of Common Stock at prices ranging from $0.21875 to $2.75 per share, (iv) other options issued to employees to purchase 390,000 shares of Common Stock at prices ranging from $0.3125 to $1.75 per share, (v) warrants to purchase 300,000 shares of Common Stock at prices ranging from $1.31 to $2.00 per share, issued to GKN and its designees in connection with the exercise of 150,000 units in June 1997 and (vi) warrants to purchase 125,000 shares of Common Stock at prices ranging from $1.18 to $1.47 issued to InterEquity in connection with the term loan in September 1997. All of the foregoing securities are exercisable into an aggregate of 2,352,980 shares of Common Stock.

OPTION GRANTS

     We did not grant any stock options to Mr. Carl during the fiscal year ended December 31, 2000.

YEAR-END OPTION HOLDINGS

     The following table provides information with respect to options held by Mr. Carl as of December 31, 2000. Mr. Carl did not exercise options during fiscal 2000.

                               Options Held as of December 31, 2000
                               ------------------------------------
Name                           Exercisable            Unexercisable
----                           -----------            -------------
     S. Steven Carl              230,000                  20,000

(1) None of the unexercised options listed had any value at fiscal year-end, because the exercise price of all the options held by the listed officer was greater than $0.17 per share, which was the closing sales price of HERC's common stock as quoted on the OTCBB on December 29, 2000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the shares of our common stock beneficially owned as of January 31, 2001 by each of our directors, each person known by us to be the beneficial owner of more than 5% of our common stock and all of our directors and executive officers as a group.

                                                       Shares
                                                    Beneficially
     Name of Beneficial Owner (1)                     Owned (1)      Percent (2)
     ----------------------------                     ---------      -----------
     DIRECTORS AND EXECUTIVE OFFICERS:
     S. Steven Carl (3)                                747,709          6.25%
     R. John Armstrong                                  99,905             *
     Salvatore D. DiMascio (5)                          87,016             *
     Robert Affholder                                   17,200             *

     Directors and executive officers
       as a group (6 persons)                        1,360,530         11.29%

     5% STOCKHOLDERS:
     Laifer Capital Management (6)                   3,165,516         26.97%
     Norman H. Pessin (7)                              985,000          8.39%
     Shelby A. Carl (4)                                638,470          5.42%

----------
*    Less than 1%

(1) Except as indicated, and subject to community property laws when applicable, each officer and director named in the table above has sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Except as otherwise indicated, each director, officer or 5% stockholder may be reached through our offices at 2215 West Melinda Lane, Suite A, Phoenix, Arizona 85027.
(2) The percentages shown are calculated based upon 11,737,633 shares of common stock outstanding on January 31, 2001. The numbers and percentages shown include the shares of common stock actually owned as of January 31, 2001 and the shares of common stock that the person or group had the right to acquire within 60 days of January 31, 2001. In calculating the percentage of ownership, all shares of common stock that the identified person or group had the right to acquire within 60 days of January 31, 2001 upon the exercise of options and warrants are deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.
(3) Includes 230,000 shares of common stock issuable upon exercise of stock options.
(4) Includes 50,000 shares of common stock issuable upon exercise of stock options and warrants.
(5) Includes 20,000 shares of common stock issuable upon exercise of stock options.

(6) The information is based solely upon a Schedule 13D/A filed with the Securities and Exchange Commission as of March 15, 2001. Hilltop Partners, L.P., Laifer Capital Management, Inc., and Lance Laifer are affiliates with respect to each other. Hilltop beneficially owns 1,574,616 shares of our common stock, and Laifer Capital Management beneficially owns 3,165,516 shares of our common stock in its capacity as investment advisor to various investment entities including Hilltop. Mr. Laifer is the president, sole director, and principal stockholder of Laifer Capital Management, Inc., and is deemed to have the same beneficial ownership as Laifer Capital
     Management, Inc. The address for Hilltop Partners, Laifer Capital Management, and Lance Laifer are c/o Laifer Capital Management, Inc. 45 West 43rd Street, 9th Floor, New York, New York 10036.
(7) Norman H. Pessin is a principal of Neuberger & Berman, LLC, a registered broker/dealer and registered investment advisor. Mr. Pessin has sole voting and dispositive power with respect to all shares of our common stock held by him. The address for Mr. Pessin is c/o Neuberger & Berman, LLC, 605 Third Avenue, New York, NY 10158.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We have entered into transactions with a subcontractor whose President is a member of our Board of Directors. Under the terms of this agreement, the subcontractor has the right of first refusal for subcontractor work in certain territories. In exchange, the subcontractor will notify us of any business opportunities in these territories. Amounts paid to the subcontractor pursuant to this contract were $1,656 during fiscal 2000 and $24,695 during fiscal 1999.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

Exhibit No.                         Exhibit
-----------                         -------

3.1     Certificate of Incorporation of the Registrant (1).

3.2     By.Laws of the Registrant (1).

4.1     Specimen of Common Stock certificate (1).

4.2 Form of Warrant Agreement issued to Perrin, Holden & Davenport Capital Corporation dated December 17, 1996 (2).

4.3 Form of Agency Agreement between the Registrant and Perrin, Holden & Davenport Capital Corporation dated as of November 15, 1996, as amended
        (2).

4.4 Form of Warrant Agreement between the Registrant and GKN Securities Corp. dated November 19, 1996 (3).

4.5 Form of Warrant and Registration Rights Agreement between the registrant and the Equity Group dated September 27, 1996 (3).

10.1    1993 Incentive Stock Option Plan, as amended (1).

10.2 Agency Agreement between the Registrant and GKN Securities Corporation dated March 4, 1996 (4).

10.3 Form of Purchase Option issued to GKN Securities Corporation and its designees (4).

10.4    Form of Warrant Agreement issued to investors on April 3, 1996 (4).

10.5 Form of Subscription Agreement between the Registrant and investors dated April 3, 1996 (4).

10.6    1996 Performance Equity Plan (5).

10.7 Form of Purchase Option issued to GKN Securities Corporation and its designees dated June 18, 1997 (6).

10.8 Account Transfer and Purchase Agreement by and between the Registrant, H.E.R.C. Consumer Products, Inc., and KBK Financial Incorporated dated September 22, 1997 (6).

10.9    Agreement by and between the Registrant and the U.S. Navy dated August 8
        (6).

10.10   Lease by and between the Registrant and Roger Buttrum dated May 14, 1996
        (6).

10.11 Form of Warrant Agreement between the Registrant and Jerry Ludwig and Associates dated September 3, 1997 (6).

10.12 Form of Warrant Agreement between the Registrant and Shelby Carl dated September 3, 1997 (6).

10.13 Amendment to Stock Option Agreement by and between Gary S. Glatter and the Registrant dated March 23, 1995 (6).

10.14 Amendment No. 2 to Stock Option Agreement by and between Gary S. Glatter and the Registrant dated February 1, 1997 (6).

10.15 Employment Agreement by and between S. Steven Carl and the Registrant dated June 15, 1999 (7).

21      Subsidiaries of the Registrant

23      Consent of Independent Public Accountants (Arthur Andersen LLP)

----------
(1) Incorporated by reference to the Registrant's Registration Statement on Form SB-2, (Registration No. 33-75166), as filed with the Commission on February 11, 1994.
(2) Incorporated by reference to the Registrant's Current Report on Form 8-K dated December 17, 1996, as filed with the Commission on December 20, 1996.
(3) Incorporated by reference to the Registrant's Registration Statement on Form S-3 (Registration No. 333-19361), as filed with the Commission on January 7, 1997.
(4) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, as filed with the Commission on April 15, 1996.
(5) Incorporated by reference to the Registrant's Schedule 14A, as filed with the Commission on May 16, 1996.
(6) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997, as filed with the Commission on March 31, 1998.
(7) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999, as filed with the Commission on November 15, 1999.

     (b) Reports on Form 8-K

     Not applicable.

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                   Index to Consolidated Financial Statements

                                                                        Page No.
                                                                        --------

Report of Independent Public Accountants                                  F-2

Financial Statements:
   Consolidated Balance Sheet
      December 31, 2000                                                   F-3
   Consolidated Statements of Operations
      Years Ended December 31, 2000 and 1999                              F-4
   Consolidated Statements of Stockholders' Equity
      Years Ended December 31, 2000 and 1999                              F-5
   Consolidated Statements of Cash Flows
      Years Ended December 31, 2000 and 1999                              F-6

Notes to Consolidated Financial Statements                                F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To H.E.R.C. Products Incorporated:

We have audited the accompanying consolidated balance sheet of H.E.R.C. PRODUCTS INCORPORATED (a Delaware corporation) AND SUBSIDIARIES as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES as of December 31, 2000, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States.


                                           /s/ Arthur Andersen LLP

Phoenix, Arizona
March 15, 2001

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                           Consolidated Balance Sheet

                                December 31, 2000

                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                        $    302,392
  Trade accounts receivable, net of allowance for
    doubtful accounts of $41,179                                        327,777
  Inventories                                                            38,131
  Deferred expenses                                                      72,897
  Other receivables                                                      10,351
  Prepaid expenses                                                       84,236
                                                                   ------------
      Total Current Assets                                              835,784
                                                                   ------------

PROPERTY AND EQUIPMENT
  Property and equipment                                              1,193,421
  Less: accumulated depreciation                                       (707,507)
                                                                   ------------
      Net Property and Equipment                                        485,914
                                                                   ------------

OTHER ASSETS
  Patents, net of accumulated amortization of $79,621                   128,142
  Patents pending                                                        72,424
  Refundable deposits and other assets                                   22,853
                                                                   ------------
      Total Other Assets                                                223,419
                                                                   ------------
                                                                   $  1,545,117
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                 $    105,227
  Accrued wages                                                          69,866
  Current portion of notes payable                                       13,166
  Customer deposits                                                      42,617
  Other accrued expenses                                                108,300
                                                                   ------------
      Total Current Liabilities                                         339,176
                                                                   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $10.00 stated value; authorized
    1,000,000 shares; issued and outstanding zero shares                     --
  Common Stock, $0.01 par value; authorized 40,000,000 shares;
    issued and outstanding 11,702,728 shares                            117,027
  Additional paid-in capital                                         13,990,085
  Accumulated deficit                                               (12,901,171)
                                                                   ------------
      Total Stockholders' Equity                                      1,205,941
                                                                   ------------
                                                                   $  1,545,117
                                                                   ============

The accompanying notes are an integral part of this consolidated balance sheet.

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Operations

                                                                    Years Ended December 31,
                                                                     2000              1999
                                                                 ------------      ------------
SALES                                                            $  4,266,735      $  3,489,743
COST OF SALES                                                       2,271,346         1,613,620
                                                                 ------------      ------------
GROSS PROFIT                                                        1,995,389         1,876,123
SELLING EXPENSES                                                      393,556           403,955
GENERAL AND ADMINISTRATIVE EXPENSES                                 1,864,771         1,550,992
                                                                 ------------      ------------
OPERATING LOSS                                                       (262,938)          (78,824)
                                                                 ------------      ------------
OTHER INCOME (EXPENSE)
  Interest expense                                                    (15,014)          (18,105)
  Miscellaneous                                                        19,964            24,698
  Gain on sale or disposal of equipment                                 1,104            96,028
                                                                 ------------      ------------
      Total Other Income                                                6,054           102,621
                                                                 ------------      ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES         (256,884)           23,797
  Income tax provision                                                     --                --
                                                                 ------------      ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                             (256,884)           23,797
DISCONTINUED OPERATIONS:
  Income from Disposition of Discontinued Segments                         --            73,063
                                                                 ------------      ------------
NET INCOME (LOSS)                                                $   (256,884)     $     96,860
                                                                 ============      ============
INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED

INCOME (LOSS) FROM CONTINUING OPERATIONS                         $      (0.02)     $         --
INCOME FROM DISCONTINUED OPERATIONS                                        --              0.01
                                                                 ------------      ------------
NET INCOME (LOSS) PER COMMON SHARE                               $      (0.02)     $       0.01
                                                                 ============      ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  BASIC                                                            11,682,847        11,596,318
                                                                 ============      ============
  DILUTED                                                          11,682,847        11,658,081
                                                                 ============      ============

The accompanying notes are an integral part of this consolidated balance sheet.

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                                             Common Stock           Additional
                                       -----------------------       Paid-in       Accumulated
                                         Shares        Amount        Capital         Deficit           Total
                                       ----------     --------     -----------     ------------     -----------
BALANCE, DECEMBER 31, 1998             11,491,921     $114,919     $13,923,793     $(12,741,147)    $ 1,297,565

Net Income                                     --           --              --           96,860          96,860

Issuance of shares of Common Stock        160,932        1,610          48,791               --          50,401
                                       ----------     --------     -----------     ------------     -----------

BALANCE, DECEMBER 31, 1999             11,652,853      116,529      13,972,584      (12,644,287)      1,444,826

Net Loss                                       --           --              --         (256,884)       (256,884)

Issuance of shares of Common Stock         49,875          498          17,501               --          17,999
                                       ----------     --------     -----------     ------------     -----------

BALANCE, DECEMBER 31, 2000             11,702,728     $117,027     $13,990,085     $(12,901,171)    $ 1,205,941
                                       ==========     ========     ===========     ============     ===========

The accompanying notes are an integral part of this consolidated balance sheet.

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                      Years Ended December 31,
                                                                     ---------------------------
                                                                        2000              1999
                                                                     ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income (Loss)                                                   $(256,884)        $  96,860
 Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities
   Depreciation and amortization                                       244,637           219,969
   (Gain) loss on sale or disposal of equipment                         (1,104)          (96,028)
   Common stock issued for services                                     17,999            50,401
   (Increase) decrease in assets
     Trade accounts receivable                                         545,268          (256,689)
     Inventories                                                         7,859           (26,560)
     Deferred expenses                                                  45,546          (104,450)
     Other receivables                                                  (1,740)           (4,356)
     Prepaid expenses                                                   29,544           (70,349)
     Refundable deposits and other assets                               39,726            14,414
    Increase (decrease) in liabilities
     Accounts payable                                                 (158,235)          107,812
     Accrued wages and other accrued expenses                         (166,937)          139,032
     Customer Deposits                                                  42,617           (42,447)
     Change in net liabilities of discontinued operations                   --           (40,314)
                                                                     ---------         ---------
         Net cash provided by (used in) operating activities           388,296           (12,705)
                                                                     ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                                                 (112,962)         (164,885)
 Cash received from the sale of equipment                                7,170           106,000
 Expenditures related to patents and patents pending                   (22,274)          (51,025)
                                                                     ---------         ---------
         Net cash used in investing activities                        (128,066)         (109,910)
                                                                     ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of notes payable and long-term debt            151,870           155,996
 Principal payments under notes payable                               (175,430)         (210,526)
                                                                     ---------         ---------
         Net cash used in financing activities                         (23,560)          (54,530)
                                                                     ---------         ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   236,670          (177,145)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        65,722           242,867
                                                                     ---------         ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $ 302,392         $  65,722
                                                                     =========         =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for interest                           $  15,014         $  18,105
  Cash paid during the period for income taxes                              --                --

The accompanying notes are an integral part of this consolidated balance sheet.

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

H.E.R.C. Products Incorporated and subsidiaries (the "Company") provides pipeline rehabilitation services for marine, fire protection, potable water, wastewater and industrial systems and manufactures and sells water treatment chemicals. Recently the Company began offering tank-cleaning services to the marine and other industries. The Company's wholly owned subsidiaries, CCT Corporation ("CCT") which manufactured and distributed proprietary agricultural products and HERC Consumer Products, Inc. ("HCP") which marketed consumer products toward wholesale and retail customers, are accounted for as discontinued operations (Note 2).

The Company's strategy has involved concentrating its efforts on providing pipeline rehabilitation and other cleaning services to a diverse group of customers. The Company has undertaken and continues to undertake substantial efforts to diversify its customer base and expand its markets. In 2000 and 1999, sales to the U.S. Navy under the Portsmouth contract were 73% and 70%, respectively, of consolidated sales. The 5-year U.S. Navy contract is renewable each year at the option of the U.S. Navy. If the U.S. Navy renews the contract for any such year, the minimum annual amount that the U.S. Navy must spend with HERC to meet the obligations of the contract is approximately $75,000. The 5-year U.S. Navy contract expires in September 2002. Included in accounts receivable at December 31, 2000 is $166,142 for the U.S. Navy.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, bank checking and money market accounts and other highly liquid investments with original maturities of 90 days or less.

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

STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25 (APB No. 25), under which no compensation cost is recognized if the exercise price on the options granted is equal to or greater than the market value.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair values. Accordingly, the estimates may not be indicative of the amounts that would be realized in a current market exchange. The carrying values of cash equivalents, trade accounts receivable, accounts payable, other accrued liabilities and notes payable approximate fair value due to the short maturities of these instruments.

INVENTORIES

Inventories  are stated at the lower of cost or market (net  realizable  value).
Cost  is  determined  by  a  method  that  approximates   first-in,   first-out.
Inventories consist primarily of finished goods.

PROPERTY, EQUIPMENT AND DEPRECIATION

Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets by the straight-line method for financial reporting.

Property and equipment at December 31, 2000 are:

     Equipment                             $ 1,017,818
     Office furniture and computers            175,603
                                           -----------
                                             1,193,421
     Less accumulated depreciation            (707,507)
                                           -----------
     Net property and equipment            $   485,914
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

The useful lives of property and equipment for computing depreciation range from three to ten years. Depreciation expense was $219,208 and $193,111 for the years ended December 31, 2000 and 1999, respectively.

PATENTS AND PATENTS PENDING

Patents issued are stated at cost and amortized on the straight-line basis over 10 years. Costs for patents pending are amortized when the patents are awarded. Unamortized costs for patents that are denied or have no continuing application to the Company's ongoing businesses as well as maintenance costs are expensed. Such expenses were approximately $8,000 and $9,000 for the years ended 2000 and 1999, respectively.

REVENUE RECOGNITION

The Company  recognizes  revenue  when  persuasive  evidence  of an  arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable. Generally, all of these conditions are met at the time products are shipped to customers or services are completed. Costs related to uncompleted projects of $72,897 at December 31, 2000 are deferred until the projects are completed.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. The Company estimates that it spent $24,000 and $13,000 on research and development activities during fiscal 2000 and 1999, respectively.

EARNINGS PER SHARE

The Company has adopted SFAS No. 128, EARNINGS PER SHARE. Pursuant to SFAS No. 128, basic earnings per common share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year.

A reconciliation of the basic and diluted earnings per share (EPS) computation for the years ended December 31, 1999 and 2000 is as follows:

                                               Year Ended December 31, 1999
                                         ---------------------------------------
                                         Net Income         Shares     Per Share
                                         (Numerator)    (Denominator)    Amount
                                         -----------    -------------    ------
Basic EPS                                $  96,860        11,596,318     $ 0.01
                                                                         ======
Effect of stock options and warrants            --            61,763
                                         ----------       ----------
Diluted EPS                              $  96,860        11,658,081     $ 0.01
                                         =========        ==========     ======

                                               Year Ended December 31, 2000
                                         ---------------------------------------
                                         Net Income         Shares     Per Share
                                         (Numerator)    (Denominator)    Amount
                                         -----------    -------------    ------
Basic EPS                                $(256,884)       11,682,847     $(0.02)
                                                                         ======
Effect of stock options and warrants            --                --
                                         ----------       ----------
Diluted EPS                              $(256,884)       11,682,847     $(0.02)
                                         =========        ==========     ======

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133 (as amended by SFAS No. 138), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The issuance of SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, delayed the required effective date of SFAS No. 133 to all fiscal years beginning after June 15, 2000. The Company will be required to adopt SFAS No. 133, as amended, on January 1, 2001. Management does not believe that the adoption of SFAS No. 133, as amended, will have a material impact on its results of operations or financial position.

On December 3, 1999, the Securities and Exchange Commission staff (the Staff) issued Staff Accounting Bulletin (SAB) 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. Subsequent to its issuance, the Staff elected to defer the required implementation date. The Company adopted SAB 101 during the fourth quarter of

2000, effective January 1, 2000. The adoption of SAB 101 did not have a material impact on the Company's financial position or results of operations.

2.  DISCONTINUED OPERATIONS
During the fourth quarter of 1998, the Company concluded the sale of the business of its wholly owned subsidiary HCP, which is accounted for as a discontinued operation in the accompanying financial statements. In connection with this sale, the Company received cash consideration of $200,000, plus a 3% royalty of future adjusted annual revenues above $1 million on certain consumer products for a period of three years from the closing date. These royalties will be recognized as revenue when and if they are earned. During 1999, a disputed marketing agreement and certain other issues were resolved resulting in income from disposal of this discontinued segment of $73,063.

3. INCOME TAXES
The provision (benefit) for income taxes consists of the following:

                                       Year Ended December 31,
                                         2000          2000
                                       --------      --------
     Current                           $     --      $     --
     Deferred                                --            --
                                       --------      --------
                                       $     --      $     --
                                       ========      ========

The components of deferred taxes as of December 31, 2000, are as follows:

     Current deferred tax assets:
       Accruals not currently deductible for tax                    $    49,194
       Current portion of valuation allowance                           (49,194)
                                                                    -----------
                                                                    $       --
                                                                    ===========

     Non-current deferred tax assets:
       Book amortization/depreciation in excess of tax and other    $    65,241
       Net operating loss carry forwards for federal and
         state purposes                                               2,838,000
       Non-current portion of valuation allowance                    (2,903,241)
                                                                    -----------
                                                                    $        --
                                                                    ===========

The Company was in a consolidated tax loss position for the years ended December 31, 2000 and December 31, 1999, and therefore had no current federal income tax expense. Deferred tax assets of approximately $2,838,000 as of December 31, 2000 from loss carry forward benefits have not been recorded because of the uncertainty of realizing such benefits.

A reconciliation of the U.S. Federal statutory rate to the Company's effective tax rate is as follows:

                                                                      2000
                                                                      ----
     Statutory federal rate                                             34%
     Effect of state taxes                                               6%
     Change in valuation allowance                                     (40)%
                                                                      ----
                                                                        --
                                                                      ====

Net operating loss carry forwards for federal tax purposes totaled approximately $7,219,000 at December 31, 2000. These losses are available for carry forward against future years' taxable income, subject to certain limitations, and expire in various years through 2020.

4. LONG TERM DEBT AND OTHER FINANCING ARRANGEMENTS

Long term debt and other financing arrangements consist of the following at December 31, 2000:

     Equipment financing                                          $  6,135
     Insurance financing                                             7,031
                                                                  --------
     Total financing                                                13,166
     Less current portion                                          (13,166)
                                                                  --------
     Total long term debt                                         $     --
                                                                  ========

The Company has an arrangement for a factoring facility whereby the factor purchases eligible receivables and advances 80% of the purchased amount to the Company. Purchased receivables may not exceed $600,000 at any one time. Either party may cancel the arrangement with 30 days notice. At December 31, 2000, there were no factored receivables. This arrangement is accounted for as a sale of receivables on which the factor has recourse to the 20% residual of aggregate receivables purchased and outstanding. Interest payable by the Company to the factor is calculated as a fixed discount fee equal to 1% of the amount of the receivable factored plus a variable discount fee computed on the amount advanced to the Company and accruing on the basis of actual days elapsed from the date of the 80% advance until 5 days after collection of such account receivable by the factor at a per annum rate equal to an internal rate set by the factor.

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

During 1999 and 2000, the Company issued 80,932 and 49,875 shares of Common Stock, respectively, to its outside directors as a part of their annual compensation.

During 1999, the Company issued 80,000 shares of Common Stock to its executive officers as compensation.

WARRANTS

As of December 31, 2000, outstanding warrants issued for the purchase of shares of Common Stock to various consultants at exercise prices ranging from $0.21875 to $2.75 per share totaled 395,500. The Company valued the warrants at the date of grant using a Black-Scholes model and is amortizing the costs over the service period. All such warrants are currently exercisable within the above price range and expire at various dates through September 2005.

In 1996, the placement agent for the 1996 private offering of Preferred Stock was granted a warrant to acquire 85,000 shares of Common Stock at $3.00 per share. The warrants are currently exercisable and expire in December 2001.

Warrants for the purchase of 125,000 shares of common stock were issued to a lender in September 1997. Such warrants are currently exercisable at prices ranging from $1.18 to $1.475 through August 2003.

6. STOCK BASED COMPENSATION

In October 1993, the Company adopted an incentive stock option plan for 350,000 shares of Common Stock that may be granted to employees. The Company adopted an additional plan in 1996 for 1,000,000 shares of Common Stock for grant to employees, officers, directors and consultants of the Company. The exercise price per share may not be less than the fair market value on the date of the grant. Generally, options granted vest over a period up to five years and expire over varying periods through 2010.

In addition to the above plans, the Company granted: (1) a former officer options to purchase 250,000 shares of Common Stock at an exercise price of $1.75 per share. The options are currently exercisable and expire not later than December 31, 2005; (2) a former Director options to purchase 100,000 shares of Common Stock at exercise prices ranging from $2.50 to $4.00 per share. The options expired in December 1999; (3) various key employees options to purchase 140,000 shares of Common Stock at an exercise price of $0.3125 per share. The options, granted through 1995, are currently exercisable and expire no later than 2002.

Overall activity in the Company's stock options:

                                                     Years ended December 31,
                                       --------------------------------------------------
                                                2000                        1999
                                       -----------------------    -----------------------
                                                     Weighted-                  Weighted-
                                                      Average                    Average
                                                     Exercise                   Exercise
                                        Options        Price        Options       Price
                                        -------        -----        -------       -----
Outstanding, at beginning of year      1,064,500      $0.69        1,307,500      $0.95
Granted                                   80,000       0.36           50,000       0.33
Exercised                                     --         --               --         --
Canceled/Expired                         (40,000)      0.37         (293,000)      1.80
                                       ---------                  ----------
Outstanding at end of year             1,104,500       0.67        1,064,500       0.69
                                       =========                  ==========
Exercisable at end of year               956,000       0.72          879,100       0.75
                                       =========                  ==========

Details regarding the options outstanding at December 31, 2000:

                     Outstanding                                 Exercisable
-------------------------------------------------------     --------------------
                                Weighted       Weighted                 Weighted
  Exercise                       Average        Average                  Average
    Price                       Remaining      Exercise                 Exercise
    Range            Number        Life          Price       Number       Price
    -----            ------        ----          -----       ------       -----
$0.30 - $0.33       774,500        2.54          $0.31      667,000       $0.31
$0.37 - $0.41        50,000        8.19          $0.39       13,000       $0.38
$1.00 - $1.75       280,000        3.28          $1.72      276,000       $1.72
                  ---------                                 -------
                  1,104,500                                 956,000
                  =========                                 =======

The weighted-average grant-date fair value of stock options granted to employees during the year and the weighted average significant assumptions used to determine those fair values using a Black-Scholes option pricing model, and the pro forma effect on earnings of the fair value accounting for stock options under SFAS No. 123 are:

                                                      Years ended December 31,
                                                    ----------------------------
                                                        2000            1999
                                                    ----------      ------------
Weighted average grant-date fair value              $     0.27      $      0.24

Significant assumptions (weighted average)
     Risk-free interest rate at grant date                6.49%             5.1%
     Expected stock price volatility                      89.4%            87.8%
     Expected dividend payout                               --               --
     Expected option life                              5 years        5.5 years
Net income (loss)
     As reported                                    $ (256,884)     $    96,860
     Pro forma                                        (264,386)            (771)
Net income (loss) per share of Common Stock
     As reported                                         (0.02)     $      0.01
     Pro forma                                           (0.02)              --

The expected option life considers historical option exercise patterns and future changes to those exercise patterns anticipated at the date of grant.

7. SEGMENT INFORMATION

For the years ended December 31, 2000 and 1999, the Company's major business segments are pipe cleaning services and industrial chemical sales.

Information by segment for the year ended December 31, 2000:

                                                 Pipe         Industrial
                                               Cleaning        Chemical
                                               Services         Sales        Corporate       Consolidated
                                               --------         -----        ---------       ------------
Sales                                         $3,862,563      $404,172      $        --       $ 4,266,735
Income (loss) from continuing operations         747,085       142,086       (1,146,055)         (256,884)
Total assets                                     856,639        28,042          660,436         1,545,117
Depreciation and amortization                    179,889         7,511           57,237           244,637
Capital expenditures                              90,809        13,757            8,396           112,962

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

8. COMMITMENTS AND CONTINGENCIES

LITIGATION

On or about January 14, 1999 in the Supreme Court of the State of New York, County of Suffolk, the Suffolk County Water Authority and R & L Well Drilling, LLC filed as a third-party plaintiff a civil claim against the Company in an action filed on April 8, 1998 by five individual residents of Ronkonkoma, New York, alleging negligence resulting in personal injury and seeking monetary damages of $11 million. On October 9, 2000 the Company, acting through its insurance carrier pursuant to the submitted claim under its comprehensive general liability policy, obtained a judicial stipulation discontinuing the action with prejudice as a result of a settlement by contribution of $15,000 on behalf of the Company tendered to plaintiffs by the Company's insurance carrier. The Company's out of pocket cost was $5,000 for the insurance contract deductible paid to the insurance carrier under the comprehensive general liability policy.

ENVIRONMENTAL MATTERS

Management believes the Company is in compliance with federal and state environmental regulations that pertain to the sale and use of its products.

LEASE COMMITMENTS

The Company has operating leases, expiring through 2003, for office and warehouse facilities in Phoenix, Arizona, Portsmouth, Virginia and National City, California and for office and other equipment. Rental expense associated with all operating leases was $247,368 and $220,929 for the years ended December 31, 2000 and 1999, respectively.

Future minimum payments under operating leases, exclusive of any subleases, as of December 31, 2000 are:

     Years Ending
     December 31,                           Amount
     ------------                           ------

     2001                                 $ 247,622
     2002                                    67,494
     2003                                     4,998
                                          ---------
                                          $ 320,114
                                          =========

The Company has entered into a sublease for one of its two Phoenix locations. Under the terms of this sublease, the Company will receive payments of $102,100 for the year ending December 31, 2001.

9. RELATED PARTY TRANSACTIONS

The Company has entered into transactions with a subcontractor whose President is a member of the Company's Board of Directors. Under the terms of this agreement, the subcontractor has the right of first refusal for subcontractor work in certain territories. In exchange, the subcontractor will notify the Company of any business opportunities in these territories. Amounts paid to the subcontractor pursuant to this contract were $1,656 and $24,695 in 2000, and 1999, respectively.

10. SUBSEQUENT EVENTS

On February 9, 2001, the Company acquired certain tank and boiler cleaning assets of Industrial Chemical Cleaning Incorporated. In exchange, the Company assumed the existing debt that was secured by the particular assets. The actual amount of debt to be assumed is still being negotiated with the original creditors, but the Company estimates that it will be between $85,000 and $110,000.

On February 9, 2001, the Company acquired a barge with a capacity of 19,500 barrels from Hampton Roads Barge Rental, LLC. In exchange, the Company assumed approximately $90,000 of debt that was secured by the barge.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     H.E.R.C. PRODUCTS INCORPORATED


                                     By: /s/ S. Steven Carl
                                         ---------------------------------------
Dated:  March 20, 2001                   S. Steven Carl, President and Chief
                                         Executive Officer
                                         (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                                    Title                         Date


/s/ S. Steven Carl            Chairman of the Board, Chief        March 20, 2001
------------------------      Executive Officer and President
S. Steven Carl


/s/ Michael H. Harader        Chief Financial Officer             March 20, 2001
------------------------      (Principal Financial and
Michael H. Harader            Accounting Officer)


/s/ Salvatore DiMascio        Director                            March 20, 2001
------------------------
Salvatore DiMascio


/s/ R. John Armstrong         Director                            March 20, 2001
------------------------
R. John Armstrong


/s/ Robert Affholder          Director                            March 20, 2001
------------------------
Robert Affholder