Form 10QSB
period 2001-03-31
H E R C PRODUCTS INC
filed 2001-05-15
CIK 919010

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                                 Outstanding at May 14, 2001
            -----                                 ---------------------------
 Common Stock, $.01 par value                             11,737,633

         Transitional Small Business Disclosure Format: YES [ ] NO [X]

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES


Index To Consolidated Financial Statements

PART I. FINANCIAL INFORMATION                                           Page No.
                                                                        --------
        Consolidated Financial Statements:

        Consolidated Balance Sheets
         March 31, 2001 and December 31, 2000                               3

        Consolidated Statements of Operations
         Three Months Ended March 31, 2001 and 2000                         4

        Consolidated Statements of Cash Flows
         Three Months Ended March 31, 2001 and 2000                         5

        Notes to Consolidated Financial Statements                          6

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            9

PART II.  OTHER INFORMATION

     Item 2 - Changes in Securities                                        11

     Item 6 - Exhibits and Reports on Form 8-K                             11

Signatures                                                                 12

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                                      March 31,       December 31,
                                                                                        2001              2000
                                                                                    ------------      ------------
                                                                                    (Unaudited)
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                         $     19,249      $    302,392
  Trade accounts receivable, net of allowance for
   doubtful accounts of $32,844 and $41,179, respectively                                383,344           327,777
  Inventories                                                                             33,774            38,131
  Costs of contracts in process                                                           81,178            72,897
  Other receivables                                                                       11,739            10,351
  Prepaid expenses                                                                       222,903            84,236
                                                                                    ------------      ------------
        Total Current Assets                                                             752,187           835,784
                                                                                    ------------      ------------
PROPERTY AND EQUIPMENT
  Property and equipment                                                               1,375,287         1,193,421
  Less accumulated depreciation                                                          768,900           707,507
                                                                                    ------------      ------------
        Net Property and Equipment                                                       606,387           485,914
                                                                                    ------------      ------------
OTHER ASSETS
  Patents, net of accumulated amortization of $84,815 and $79,621, respectively          122,948           128,142
  Patents pending                                                                        102,502            72,424
  Refundable deposits and other assets                                                    22,908            22,853
                                                                                    ------------      ------------
        Total Other Assets                                                               248,358           223,419
                                                                                    ------------      ------------
                                                                                    $  1,606,932      $  1,545,117
                                                                                    ============      ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                                  $    178,267      $    105,227
  Accrued wages                                                                           71,187            69,866
  Current portion of notes payable                                                       178,857            13,166
  Customer Deposits                                                                       38,390            42,617
  Other accrued expenses                                                                 139,824           108,300
                                                                                    ------------      ------------
        Total Current Liabilities                                                        606,525           339,176

LONG-TERM LIABILITIES
  Notes payable, net of current portion                                                   76,317                --
                                                                                    ------------      ------------
        Total Liabilities                                                                682,842           339,176
                                                                                    ------------      ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $10.00 stated value; authorized 1,000,000 shares;
   issued and outstanding zero shares                                                         --                --
  Common Stock, $0.01 par value; authorized 40,000,000 shares;
   issued and outstanding 11,737,633 and 11,702,728 shares, respectively                 117,376           117,027
  Additional paid-in capital                                                          13,995,736        13,990,085
  Accumulated deficit                                                                (13,189,022)      (12,901,171)
                                                                                    ------------      ------------
        Total Stockholders' Equity                                                       924,090         1,205,941
                                                                                    ------------      ------------
                                                                                    $  1,606,932      $  1,545,117
                                                                                    ============      ============

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                               Three Months Ended March 31,
                                                             -------------------------------
                                                                 2001               2000
                                                             ------------       ------------
SALES                                                        $  1,233,878       $  1,683,342
COST OF SALES                                                     875,258            805,427
                                                             ------------       ------------
GROSS PROFIT                                                      358,620            877,915
SELLING EXPENSES                                                   72,088            120,972
GENERAL AND ADMINISTRATIVE EXPENSES                               568,166            476,095
                                                             ------------       ------------
OPERATING PROFIT (LOSS)                                          (281,634)           280,848
                                                             ------------       ------------
OTHER INCOME (EXPENSE)
  Interest expense                                                 (8,463)            (9,982)
  Miscellaneous                                                     2,246              5,794
                                                             ------------       ------------
     Total other income (expense)                                  (6,217)            (4,188)
                                                             ------------       ------------
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES                (287,851)           276,660
     Income tax provision                                              --                 --
                                                             ------------       ------------
NET INCOME (LOSS)                                            $   (287,851)      $    276,660
                                                             ============       ============
NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED

NET INCOME (LOSS) PER COMMON SHARE                           $      (0.02)      $       0.02
                                                             ============       ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC                                                          11,737,633         11,666,187
                                                             ============       ============
DILUTED                                                        11,737,633         11,803,671
                                                             ============       ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                     Three Months Ended March 31,
                                                                   -------------------------------
                                                                      2001                  2000
                                                                   ---------             ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                                $(287,851)            $ 276,660
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities
   Depreciation and amortization                                      66,587                60,705
   Common stock issued for services                                    6,000                 4,000
   (Increase) decrease in assets
     Trade accounts receivable, net                                  (55,567)              104,613
     Inventories                                                       4,357               (16,052)
     Deferred expenses                                                (8,281)               89,318
     Other receivables                                                (1,388)               (2,286)
     Prepaid expenses                                               (138,667)             (117,834)
     Refundable deposits and other assets                                (55)               33,148
  Increase (decrease) in liabilities
     Accounts payable                                                 73,040              (111,620)
     Accrued wages and other accrued expenses                         32,845                (9,549)
     Customer deposits                                                (4,227)               47,197
                                                                   ---------             ---------
          Net cash provided by (used in) operating activities       (313,207)              358,300
                                                                   ---------             ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                               (31,349)              (39,285)
  Expenditures related to patents and patents pending                (30,078)               (6,680)
                                                                   ---------             ---------
          Net cash used in investing activities                      (61,427)              (45,965)
                                                                   ---------             ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of notes payable and long-term debt         154,061               113,369
  Principal payments under notes payable                             (62,570)              (40,770)
                                                                   ---------             ---------
          Net cash provided by financing activities                   91,491                72,599
                                                                   ---------             ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (283,143)              384,934
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     302,392                65,722
                                                                   ---------             ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $  19,249             $ 450,656
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

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in an annual Form 10-KSB filing. Accordingly, the consolidated financial statements of H.E.R.C. Products Incorporated included herein should be reviewed in conjunction with the consolidated financial statements and the accompanying footnotes included within the company's Form 10-KSB for the year ended December 31, 2000.

The consolidated financial statements have been prepared in accordance with the company's customary accounting practices and have not been audited. In the opinion of management, the consolidated financial statements reflect all adjustments necessary to fairly report the company's financial position and results of operations for the interim period. All such adjustments are normal and recurring in nature. The interim consolidated results of operations are not necessarily indicative of results to be expected for the year ending December 31, 2001.

NOTE 2 - REVENUE RECOGNITION

We recognize revenue when products are shipped. We also perform pipe-cleaning services, which are recorded when the work is complete. Included in sales are certain reimbursable costs from our customers.

NOTE 3 - LONG TERM DEBT AND OTHER FINANCING ARRANGEMENTS

We have a factoring facility whereby the factor purchases eligible receivables and advances 80% of the purchased amount to us. Purchased receivables may not exceed $600,000 at any one time. Either party may cancel the arrangement with 30 days notice. At March 31, 2001, there was approximately $272,000 of factored accounts receivable. This arrangement is accounted for as a sale of receivables on which the factor has recourse to the 20% residual of aggregate receivables purchased and outstanding. Interest payable by the company to the factor is calculated as a fixed discount fee equal to 1% of the amount of the receivable factored plus a variable discount fee computed on the amount advanced to the company and accruing on the basis of actual days elapsed from the date of the 80% advance until 5 days after collection of such account receivable by the factor at a per annum rate equal to an internal rate set by the factor.

NOTE 4 - SEGMENT INFORMATION

Information by segment for the three months ended March 31, 2000:

                                                   Pipe
                                                 Cleaning    Chemicals   Corporate   Consolidated
                                                ----------   ---------   ---------   ------------
     Sales to unaffiliated customers            $1,578,993   $ 104,349   $      --    $1,683,342
     Income (loss) from continuing operations      566,285      10,784    (300,409)      276,660
     Total assets                                1,465,591     113,451     790,364     2,369,406
     Depreciation and amortization                  42,719       1,878      16,108        60,705
     Capital expenditures                           22,133      13,757       3,395        39,285

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Information by segment for the three months ended March 31, 2001:

                                                   Pipe        Tank
                                                 Cleaning    Cleaning   Chemicals   Corporate   Consolidated
                                                ----------   --------   ---------   ---------   ------------
     Sales to unaffiliated customers            $1,112,549   $ 61,180   $  60,149   $      --    $1,233,878
     Income (loss) from continuing operations       93,823    (91,693)     34,638    (324,619)     (287,851)
     Total assets                                  981,980    220,786      93,480     310,686     1,606,932
     Depreciation and amortization                  48,754      3,659       1,619      12,555        66,587
     Capital expenditures                           17,383     12,756          --       1,210        31,349

NOTE 5 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators  (weighted average number of
shares   outstanding)  of  the  basic  and  diluted  earnings  per  share  (EPS)
computation for the three months ended March 31, 2001 and 2000 is as follows:

                                                    Three Months Ended
                                                      March 31, 2000
                                                ------------------------------
                                                 Net Income         Shares        Per Share
                                                (Numerator)      (Denominator)      Amount
                                                -----------      -------------      ------
     Basic EPS                                   $  276,660        11,666,187       $ 0.02
                                                                                    ======
     Effect of stock options and warrants                --           137,484
                                                 ----------       -----------
     Diluted EPS                                 $  276,660        11,803,671       $ 0.02
                                                 ==========       ===========       ======

                                                      Three Months Ended
                                                        March 31, 2001
                                                ------------------------------
                                                 Net Loss           Shares        Per Share
                                                (Numerator)      (Denominator)      Amount
                                                -----------      -------------      ------
     Basic EPS                                   $ (287,851)       11,737,633       $(0.02)
                                                                                    ======
     Effect of stock options and warrants                --                --
                                                 ----------       -----------
     Diluted EPS                                 $ (287,851)       11,737,633       $(0.02)
                                                 ==========       ===========       ======

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 6 - RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133 (as amended by SFAS No. 138), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The issuance of SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, delayed the required effective date of SFAS No. 133 to all fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133, as amended, on January 1, 2001. The adoption of SFAS No. 133, as amended, did not have a material impact on its results of operations or financial position.

NOTE 7 - ASSET PURCHASE

On February 9, 2001, the company acquired certain tank and boiler cleaning assets of Industrial Chemical Cleaning Incorporated. In exchange, the company assumed the existing debt that was secured by the particular assets. The actual amount of debt assumed during the first quarter was $61,539. The company is still negotiating the assumption of approximately $20,000 of debt related to a vehicle.

On February 9, 2001, the company acquired a barge with a capacity of 19,500 barrels from Hampton Roads Barge Rental, LLC. In exchange, the company assumed $88,978 of debt that was secured by the barge.

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

When used in this Form 10-QSB, and in future filings by the company with the Securities and Exchange Commission in our press releases, and in oral statements made with the approval of an authorized executive officer of the company, the words or phrases "are expected", "we anticipate", "will continue", "believe", "project", "estimated", "will enhance", or similar expressions (including confirmations by an authorized executive officer of the company of any such expressions made by a third party with respect to the company) are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 as amended. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those currently anticipated or projected. Such risks include, but are not limited to, adequate cash flow and financing for implementation of its business plan, continued growth in its various customer segments, effective marketing of its products and services directly by the company and through marketing partners and the other risks detailed in the company's Form 10-KSB filed with the SEC. Management has no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect any anticipated events or circumstances occurring after the date of such statements.

This discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the related disclosures included elsewhere herein.

RESULTS OF OPERATIONS

Our company derives the majority of its revenue from cleaning CHT systems on U.S. Navy and U.S. Coast Guard vessels. This subjects our company to certain business risks that can cause volatility in our revenue stream and our gross margins. We are subject to the deployment and servicing schedules of the U.S. Navy as well as the available maintenance funds in the Navy budget. These factors can cause revenue to change dramatically from one quarter to the next. Additionally, we are required by our contract to perform work on different classes of ships. Performing work on different classes of ships can cause our gross margins to vary widely from one quarter to the next because we make higher gross margins on certain classes of ships than we do on others. Moreover, we are often asked to perform work on ships outside of the state of Virginia. When we perform work under the Navy contract outside of the state of Virginia, we incur certain reimbursable travel costs that are included in both revenue and cost of goods sold. These reimbursable travel costs cause gross margins to be lower than the margins that would have otherwise been recognized had the work been performed in Virginia.

Our company recently moved the location of its operating facility in Virginia. This move was made because of the type of facility required to perform our expanded offering of tank cleaning services. The move, made during the first quarter, created certain short term operating inefficiencies and other additional expenses that caused gross margins to be lower than normal. Additionally, certain start up costs and expenses related to the move caused general and administrative costs to increase during the quarter.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

Sales during the first quarter of 2001 were $1,234,000 compared to sales of $1,683,000 during the first quarter of 2000. During the first quarter of 2001, our Company entered the tank cleaning business by purchasing certain assets of Industrial Chemical Cleaning, Inc. Sales from tank cleaning services were $61,000 during the first quarter of 2001. We began offering tank-cleaning services on February 9, 2001.

Sales declined during the first quarter of 2001 compared to sales during the first quarter of 2000 because of a decrease in revenue generated from pipe cleaning services on U.S. Navy and Coast Guard Vessels. Our company is subject to uneven revenue streams as is mentioned above. Sales of pipe cleaning services during the first quarter of 2001 were $1,113,000 compared to sales of $1,579,000 during the first quarter of 2000. Of the pipe cleaning work performed during the first quarter of 2001, $819,000 (66% of total revenue) was performed pursuant to a contract with the United States Navy compared to $1,410,000 (84% of total revenue) during the first quarter of 2000. Chemical sales decreased to $60,000 during the first quarter of 2001 compared to $104,000 during the first quarter of 2000. The decline was in Well Klean and Process Water product sales.

Consolidated gross margins were 29% and 52% in 2001 and 2000, respectively. Lower gross margins were primarily the result of cleaning pipe systems on certain vessels that typically take more time to complete than other vessels. This resulted in higher labor costs. Additionally, we performed pipe-cleaning services on ships located outside of the state of Virginia that resulted in certain reimbursable costs that are included both in revenue and cost of goods sold. Lastly, our entrance into the tank cleaning business prompted us to relocate our east coast operating facility and created certain short term operating inefficiencies and start up costs. We expect that gross margin percentages will continue to fluctuate as changes in revenue mix occur.

Gross profit decreased to $359,000 during the first quarter of 2001 compared to $878,000 during the first quarter of 2000 as a result of the lower gross margin and revenue discussed above. General and administrative expenses increased by $92,000. The increase in general and administrative expenses is directly attributable to our entrance into the tank cleaning business. Personnel and other general and administrative expenses needed to operate the tank cleaning business as well as certain start up expenses related to the new facility increased our general and administrative expenses during the first quarter by $102,000. Selling expenses decreased to $72,000 during the first quarter of 2001 compared to $121,000 during the first quarter of 2000. The decline in selling expenses was caused by lower commissions and a reduction in personnel.

Our company had an operating loss of $282,000 during the first quarter of 2001 compared to operating profit of $281,000 during the first quarter of 2000. Net loss was $288,000 during the first quarter of 2001 compared to net income of $277,000 during the first quarter of 2000. A tax benefit from the operating loss has been fully reserved because of the uncertainty of realizing such benefit.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $19,000 at March 31, 2001 and $302,000 at December 31, 2000. Working capital was $146,000 and $497,000 at those respective dates. The decrease in cash and working capital during the first quarter of 2001 is attributable to the net loss.

As of March 31, 2001, we had approximately $272,000 of factored receivables under our factoring facility.

We currently have a contract with one customer responsible for a majority of our revenue and we expect the high concentration level to continue throughout 2001. Thus, any material delay, cancellation or reduction of orders from this customer would most likely have a material adverse effect on our operations and financial position. Sales to the U.S. Navy under the Navy contract accounted for 66% and 84% of consolidated revenues for the three months ended March 31, 2001 and 2000, respectively.

Management has no current plans to sell additional securities to raise cash and can make no guarantee that it could sell additional securities. However, any such sale, if necessary, could substantially dilute the interest of our existing stockholders.

                           PART II: OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

RECENT SALES OF UNREGISTERED SECURITIES

During the first quarter of 2001 the company issued 34,905 shares of common stock as compensation to its outside Board of Directors. These shares were issued under an exemption from registration pursuant to section 4(2) of the securities act of 1933.

During the first quarter of 2001, the board of directors issued to executives of the company under the 1996 Performance Equity Plan options to purchase an aggregate of 125,000 shares of common stock. All of the options are exercisable at a price of $0.19 per share. The options vest immediately and expire 10 years from the date of grant. These options were issued under an exemption from registration pursuant to section 4(2) of the securities act of 1933.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits: None

     (b)  Reports on Form 8-K: None


                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   H.E.R.C. PRODUCTS INCORPORATED
                                           (Registrant)


Date: May 14, 2001                 By: /s/ S. Steven Carl
                                       ----------------------------------
                                       S. Steven Carl
                                       Chief Executive Officer


                                   By: /s/ Michael H. Harader
                                       ----------------------------------
                                       Michael H. Harader
                                       Chief Financial Officer (Principal
                                       Financial and Accounting Officer)