Form 10QSB
period 2001-06-30
H E R C PRODUCTS INC
filed 2001-08-13
CIK 919010

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                                 YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                                         Outstanding at
                  Class                                 August 10, 2001
                  -----                                 ---------------
       Common Stock, $.01 par value                       11,798,206


Transitional Small Business Disclosure Format: YES [ ] NO [X]

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

Index To Consolidated Financial Statements

PART I. FINANCIAL INFORMATION                                           Page No.

     Consolidated Financial Statements:
     Consolidated Balance Sheets
       June 30, 2001 and December 31, 2000                                 3
     Consolidated Statements of Operations
       Three and Six Months Ended June 30, 2001 and 2000                   4
     Consolidated Statements of Cash Flows
       Six Months Ended June 30, 2001 and 2000                             5
     Notes to Condensed Consolidated Financial Statements                  6
     Management's Discussion and Analysis of Financial
       Condition and Results of Operations                                10

PART II. OTHER INFORMATION

     Item 2 - Changes in Securities                                       13
     Item 6 - Exhibits and Reports on Form 8-K                            13

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                   June 30,        December 31,
                                                                     2001              2000
                                                                 ------------      ------------
                                     ASSETS                       (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                      $     44,642      $    302,392
  Trade accounts receivable, net of allowance for
    doubtful accounts of $29,532 and $41,179, respectively            572,589           327,777
  Inventories                                                          35,743            38,131
  Costs of contracts in process                                        40,478            72,897
  Other receivables                                                    11,906            10,351
  Prepaid expenses                                                    231,364            84,236
                                                                 ------------      ------------
       Total Current Assets                                           936,722           835,784
                                                                 ------------      ------------
PROPERTY AND EQUIPMENT
  Property and equipment                                            1,293,570         1,193,421
  Less accumulated depreciation                                      (817,985)         (707,507)
                                                                 ------------      ------------
       Net Property and Equipment                                     475,585           485,914
                                                                 ------------      ------------
OTHER ASSETS
  Patents, net of accumulated amortization of
    $90,009 and $79,621, respectively                                 117,754           128,142
  Patents pending                                                     109,115            72,424
  Refundable deposits and other assets                                 20,627            22,853
                                                                 ------------      ------------
       Total Other Assets                                             247,496           223,419
                                                                 ------------      ------------
                                                                 $  1,659,803      $  1,545,117
                                                                 ============      ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                               $    357,862      $    105,227
  Accrued wages                                                        69,785            69,866
  Current portion of notes payable                                    113,185            13,166
  Customer Deposits                                                    41,840            42,617
  Other accrued expenses                                              129,395           108,300
                                                                 ------------      ------------
       Total Current Liabilities                                      712,067           339,176

LONG-TERM LIABILITIES
  Notes payable, net of current portion                                 7,532                --
                                                                 ------------      ------------
            Total Liabilities                                         719,599           339,176
                                                                 ------------      ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $10.00 stated value; authorized
    1,000,000 shares; no shares issued and outstanding                     --                --
  Common Stock, $0.01 par value; authorized 40,000,000
    shares; issued and outstanding 11,769,634 and
    11,702,728 shares, respectively                                   117,696           117,027
  Additional paid-in capital                                       14,001,416        13,990,085
  Accumulated deficit                                             (13,178,908)      (12,901,171)
                                                                 ------------      ------------
       Total Stockholders' Equity                                     940,204         1,205,941
                                                                 ------------      ------------
                                                                 $  1,659,803      $  1,545,117
                                                                 ============      ============

                 The accompanying notes are an integral part of
                       these consolidated balance sheets.

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                         Three Months Ended June 30,       Six Months Ended June 30,
                                                         ----------------------------    ----------------------------
                                                             2001            2000            2001            2000
                                                         ------------    ------------    ------------    ------------
SALES                                                    $  1,337,130    $    935,295    $  2,571,008    $  2,618,637
COST OF SALES                                                 684,564         512,178       1,559,821       1,317,605
                                                         ------------    ------------    ------------    ------------
GROSS PROFIT                                                  652,566         423,117       1,011,187       1,301,032
SELLING EXPENSES                                               67,247         108,019         139,334         228,991
GENERAL AND ADMINISTRATIVE EXPENSES                           610,378         438,320       1,178,547         914,415
                                                         ------------    ------------    ------------    ------------
OPERATING PROFIT (LOSS)                                       (25,059)       (123,222)       (306,694)        157,626
                                                         ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE)
  Gain on sale of asset                                        52,378              --          52,378              --
  Interest expense                                            (18,893)         (2,614)        (27,356)        (12,596)
  Miscellaneous                                                 1,689           4,516           3,935          10,310
                                                         ------------    ------------    ------------    ------------
       Total other income (expense)                            35,174           1,902          28,957          (2,286)
                                                         ------------    ------------    ------------    ------------
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES              10,115        (121,320)       (277,737)        155,340
  Income tax provision                                             --              --              --              --
                                                         ------------    ------------    ------------    ------------
NET INCOME (LOSS)                                        $     10,115    $   (121,320)   $   (277,737)   $    155,340
                                                         ============    ============    ============    ============
NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED

NET INCOME (LOSS) PER COMMON SHARE                       $         --    $      (0.01)   $      (0.02)   $       0.01
                                                         ============    ============    ============    ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC                                                      11,769,634      11,676,187      11,753,722      11,671,187
                                                         ============    ============    ============    ============
DILUTED                                                    11,771,420      11,676,187      11,753,722      11,801,423
                                                         ============    ============    ============    ============

                 The accompanying notes are an integral part of
                       these consolidated balance sheets.

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                           Six Months Ended June 30,
                                                                           -------------------------
                                                                              2001            2000
                                                                           ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                                        $(277,737)      $ 155,340
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities
    Depreciation and amortization                                            127,222         123,729
    Gain on sale of asset                                                    (52,378)             --
    Common stock issued for services                                          12,000           7,999
    (Increase) decrease in assets
      Trade accounts receivable, net                                        (244,812)        369,867
      Inventories                                                              2,388          13,160
      Costs of contracts in progress                                          32,419          35,871
      Other receivables                                                       (1,555)          6,173
      Prepaid expenses                                                      (147,128)        (58,356)
      Refundable deposits and other assets                                     2,226          38,301
    Increase (decrease) in liabilities
      Accounts payable                                                       252,635        (129,314)
      Accrued wages and other accrued expenses                                21,014        (155,532)
      Customer deposits                                                         (777)         58,605
                                                                           ---------       ---------
          Net cash provided by (used in) operating activities               (274,483)        465,843
                                                                           ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                       (38,610)        (76,077)
  Cash received from sale of asset                                           135,000              --
  Expenditures related to patents and patents pending                        (36,691)        (12,738)
                                                                           ---------       ---------
          Net cash provided by (used in) investing activities                 59,699         (88,815)
                                                                           ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of notes payable and long-term debt                 198,262         151,870
  Principal payments under notes payable                                    (241,228)        (98,793)
                                                                           ---------       ---------
          Net cash provided by (used in) financing activities                (42,966)         53,077
                                                                           ---------       ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (257,750)        430,105
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             302,392          65,722
                                                                           ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $  44,642       $ 495,827
                                                                           =========       =========

                 The accompanying notes are an integral part of
                       these consolidated balance sheets.

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in an annual Form 10-KSB filing. Accordingly, the consolidated financial statements of H.E.R.C. Products Incorporated included herein should be reviewed in conjunction with the consolidated financial statements and the accompanying footnotes included within our Form 10-KSB for the year ended December 31, 2000.

The consolidated financial statements have been prepared in accordance with our customary accounting practices and have not been audited. In the opinion of management, the consolidated financial statements reflect all adjustments necessary to fairly report our financial position and results of operations for the interim period. All such adjustments are normal and recurring in nature. The interim consolidated results of operations are not necessarily indicative of results to be expected for the year ending December 31, 2001.

NOTE 2 - REVENUE RECOGNITION

We recognize revenue when products are shipped. We also perform pipe-cleaning services and tank cleaning services, which are recorded when the work is complete. Included in sales are certain reimbursable costs from our customers.

NOTE 3 - LONG TERM DEBT AND OTHER FINANCING ARRANGEMENTS

We have a factoring facility whereby the factor purchases eligible receivables and advances 80% of the purchased amount to us. Purchased receivables may not exceed $600,000 at any one time. Either party may cancel the arrangement with 30 days notice. At June 30, 2001, there was $390,932 of factored accounts receivable. This arrangement is accounted for as a sale of receivables on which the factor has recourse to the 20% residual of aggregate receivables purchased and outstanding. Interest payable by us to the factor is calculated as a fixed discount fee equal to 1% of the amount of the receivable factored plus a variable discount fee computed on the amount advanced to us and accruing on the basis of actual days elapsed from the date of the 80% advance until 5 days after collection of such account receivable by the factor at a per annum rate equal to an internal rate set by the factor.

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
NOTE 4 - SEGMENT INFORMATION

Information by segment for the three months ended June 30, 2000:

                                               Pipe
                                             Cleaning     Chemicals       Corporate    Consolidated
                                             --------     ---------       ---------    ------------
Sales to unaffiliated customers            $   756,420   $   178,875    $        --    $   935,295
Income (loss) from continuing operations        44,464       114,151       (279,935)      (121,320)
Total assets                                 1,202,590       124,775        752,928      2,080,293
Depreciation and amortization                   44,908         1,877         16,239         63,024
Capital expenditures                            34,446            --          2,346         36,792

Information by segment for the three months ended June 30, 2001:

                                               Pipe          Tank
                                             Cleaning      Cleaning      Chemicals      Corporate     Consolidated
                                             --------      --------      ---------      ---------     ------------
Sales to unaffiliated customers            $ 1,088,783   $   198,397    $    49,950    $        --    $ 1,337,130
Income (loss) from continuing operations       307,656        39,560         31,293       (368,394)        10,115
Total assets                                 1,115,807       135,097         71,154        337,745      1,659,803
Depreciation and amortization                   42,015         7,210          1,535          9,875         60,635
Capital expenditures                             2,779         4,482             --             --          7,261

Information by segment for the six months ended June 30, 2000:

                                               Pipe
                                             Cleaning     Chemicals      Corporate     Consolidated
                                             --------     ---------      ---------     ------------
Sales to unaffiliated customers            $ 2,335,413   $   283,224    $        --    $ 2,618,637
Income (loss) from continuing operations       610,749       124,934       (580,343)       155,340
Total assets                                 1,202,590       124,775        752,928      2,080,293
Depreciation and amortization                   87,627         3,755         32,347        123,729
Capital expenditures                            56,579        13,757          5,741         76,077

Information by segment for the six months ended June 30, 2001:

                                              Pipe           Tank
                                            Cleaning       Cleaning      Chemicals      Corporate     Consolidated
                                            --------       --------      ---------      ---------     ------------
Sales to unaffiliated customers            $ 2,201,332   $   259,577    $   110,099    $        --    $ 2,571,008
Income (loss) from continuing operations       401,479       (52,134)        65,932       (693,014)      (277,737)
Total assets                                 1,115,807       135,097         71,154        337,745      1,659,803
Depreciation and amortization                   90,769        10,869          3,154         22,430        127,222
Capital expenditures                            20,162        17,237             --          1,211         38,610

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
NOTE 5 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators (weighted average number of shares outstanding) of the basic and diluted earnings per share (EPS) computation for the three and six months ended June 30, 2000 and 2001 is as follows:

                                               Three Months Ended
                                                 June 30, 2000
                                           ---------------------------
                                            Net Loss        Shares     Per Share
                                           (Numerator)   (Denominator)   Amount
                                           -----------   -------------   ------
Basic EPS                                  $ (121,320)    11,676,187    $ (0.01)
                                                                        ======
Effect of stock options and warrants               --             --
                                           ----------     ----------
Diluted EPS                                $ (121,320)    11,676,187    $ (0.01)
                                           ==========     ==========    ======


                                               Three Months Ended
                                                  June 30, 2001
                                           ---------------------------
                                            Net Loss        Shares     Per Share
                                           (Numerator)   (Denominator)   Amount
                                           -----------   -------------   ------
Basic EPS                                  $   10,115     11,769,634    $   --
                                                                        ======
Effect of stock options and warrants               --          1,786
                                           ----------     ----------
Diluted EPS                                $   10,115     11,771,420    $   --
                                           ==========     ==========    ======


                                                 Six Months Ended
                                                  June 30, 2000
                                           ---------------------------
                                            Net Loss        Shares     Per Share
                                           (Numerator)   (Denominator)   Amount
                                           -----------   -------------   ------
Basic EPS                                  $  155,340     11,671,187    $ 0.01
                                                                        ======
Effect of stock options and warrants               --        130,236
                                           ----------     ----------
Diluted EPS                                $  155,340     11,801,423    $ 0.01
                                           ==========     ==========    ======

                                                Six Months Ended
                                                  June 30, 2001
                                           ---------------------------
                                            Net Loss        Shares     Per Share
                                           (Numerator)   (Denominator)   Amount
                                           -----------   -------------   ------
Basic EPS                                  $ (277,737)    11,753,722    $(0.02)
                                                                        ======
Effect of stock options and warrants               --             --
                                           ----------     ----------
Diluted EPS                                $ (277,737)    11,753,722    $(0.02)
                                           ==========     ==========    ======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 6 - RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133 (as amended by SFAS No. 138), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The issuance of SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, delayed the required effective date of SFAS No. 133 to all fiscal years beginning after June 15, 2000. We adopted SFAS No. 133, as amended, on January 1, 2001. The adoption of SFAS No. 133, as amended, did not have a material impact on our results of operations or financial position.

In July 2001, the FASB issued SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. We will be required to adopt these standards on January 1, 2001. We do not believe the adoption of SFAS No. 141 or 142 will be material to our financial position or results of operations.

NOTE 7 - ASSET PURCHASE

On February 9, 2001, we acquired certain tank and boiler cleaning assets of Industrial Chemical Cleaning Incorporated. In exchange, the company assumed the existing debt that was secured by the particular assets. The actual amount of debt assumed was $61,539. The company is still negotiating the assumption of approximately $20,000 of debt related to a vehicle.

On February 9, 2001, we acquired a barge with a capacity of 19,500 barrels from Hampton Roads Barge Rental, LLC. In exchange, we assumed $88,978 of debt that was secured by the barge. During the second quarter, we sold the barge for $135,000 and realized a gain of $52,378.

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

When used in this Form 10-QSB, and in future filings by the company with the Securities and Exchange Commission in our press releases, and in oral statements made with the approval of an authorized executive officer of the company, the words or phrases "are expected", "we anticipate", "will continue", "believe", "project", "estimated", "will enhance", or similar expressions (including confirmations by an authorized executive officer of the company of any such expressions made by a third party with respect to the company) are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 as amended. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those currently anticipated or projected. Such risks include, but are not limited to, adequate cash flow and financing for implementation of our business plan, continued growth in our various customer segments, effective marketing of our products and services directly by and through marketing partners and the other risks detailed in the latest Form 10-KSB filed with the SEC. We have no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect any anticipated events or circumstances occurring after the date of such statements.

This discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the related disclosures included elsewhere herein.

RESULTS OF OPERATIONS

Our company derives the majority of its revenue from two sources, cleaning piping systems on U.S. Navy and U.S. Coast Guard vessels and cleaning bilge, fuel and CHT tanks on ships. This subjects our company to certain business risks that can cause volatility in our revenue stream and our gross margins. We are subject to the deployment and servicing schedules of the U.S. Navy as well as the available maintenance funds in the Navy budget. These factors can cause revenue to change dramatically from one quarter to the next. Additionally, we are required by our contract to perform work on different classes of ships. Performing work on different classes of ships can cause our gross margins to vary widely from one quarter to the next because we make higher gross margins on certain classes of ships than we do on others. Moreover, we are often asked to perform work on ships outside of the state of Virginia. When we perform work under the Navy contract outside of the state of Virginia, we incur certain reimbursable travel costs that are included in both revenue and cost of goods sold. These reimbursable travel costs cause gross margins to be lower than the margins that would have otherwise been recognized had the work been performed in Virginia. During the first quarter of 2001, our company purchased certain tank cleaning assets of Industrial Chemical Cleaning Incorporated and entered the business of tank cleaning. Sales generated from tank cleaning have already become a significant portion of our revenue and we expect this to continue in the future.

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

Sales during the second quarter of 2001 were $1,337,000 compared to sales of $935,000 during the second quarter of 2000. During the first quarter of 2001, our company entered the tank cleaning business by purchasing certain assets of Industrial Chemical Cleaning, Inc. Sales from tank cleaning services were $198,000 during the second quarter of 2001.

Sales increased 43% during the second quarter of 2001 compared to sales during the second quarter of 2000. The increase is due to the addition of the sales from the tank cleaning services mentioned above as well as an increase in revenue generated from pipe cleaning services. These increases were partially offset by a decline in chemical product sales. Sales of pipe cleaning services during the second quarter of 2001 were $1,089,000 compared to pipe cleaning sales of $756,000 during the second quarter of 2000. Of the pipe cleaning work performed during the second quarter of 2001, $593,000 (44% of total revenue) was performed pursuant to a five-year CHT chemical cleaning contract with the United States Navy compared to $632,000 (68% of total revenue) during the second quarter of 2000. Chemical sales decreased to $50,000 during the second quarter of 2001 compared to $179,000 during the second quarter of 2000. The decline came from decreases in Well Klean and Line-Out product sales.

Consolidated gross margins were 49% and 45% for the three months ended June 30, 2001 and 2000, respectively. The increase in gross margin is attributable to the various types of ships and systems cleaned as well as the location of the work being performed and the customer we are servicing. We expect that gross margin percentages will continue to fluctuate as changes in revenue mix occur.

Gross profit increased to $653,000 during the second quarter of 2001 compared to $423,000 during the second quarter of 2000 as a result of the higher gross margin and revenue discussed above. General and administrative expenses increased by $172,000. The increase in general and administrative expenses is primarily attributable to our entrance into the tank cleaning business. Personnel and other general and administrative expenses needed to operate the tank cleaning business increased our general and administrative expenses during the second quarter by $86,000. Increases in salaries, insurance and other general expenses were responsible for the balance of the increase. Selling expenses decreased to $67,000 during the second quarter of 2001 compared to $108,000 during the second quarter of 2000. The decline in selling expenses was caused by the temporary freeze of our employee incentive commission plan, which resulted in lower commission expense.

Our company had an operating loss of $25,000 during the second quarter of 2001 compared to an operating loss of $123,000 during the second quarter of 2000. Net income was $10,000 during the second quarter of 2001 compared to a net loss of $121,000 during the second quarter of 2000. Included in net income for the second quarter of 2001 is a gain of $52,000 on the sale of an asset.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Sales during the six months ended June 30, 2001 were $2,571,000 compared to sales of $2,619,000 during the six months ended June 30, 2000. During the first quarter of 2001, our company entered the business of tank cleaning by purchasing certain assets of Industrial Chemical Cleaning Incorporated. Sales from tank cleaning services were $260,000 during the six months ended June 30, 2001.

Sales decreased 2% during the six months ended June 30, 2001 compared to sales during the same period in 2000 because of decreases in pipe cleaning service and chemical product revenue, offset by the addition of the tank cleaning revenue mentioned above. Sales of pipe cleaning services during the six months ended June 30, 2001 were $2,201,000 compared to pipe cleaning sales of $2,335,000 during the six months ended June 30, 2000. Of the pipe cleaning work performed during the six months ended June 30, 2001, $1,412,000 (55% of total revenue) was performed pursuant to a 5-year CHT chemical cleaning contract with the U.S. Navy compared to $2,042,000 (78% of total revenue) during the six months ended June 30, 2000. Chemical sales decreased to $110,000 during the six months ended June 30, 2001 compared to $283,000 during the six months ended June 30, 2000. The decline was from lower Line-Out, Well Klean and Process Water product sales.

Consolidated gross margins were 39% and 50% during the six months ended June 30, 2001 and 2000, respectively. Lower gross margins were primarily the result of cleaning pipe systems on certain vessels that typically take more time to complete than other vessels. This resulted in higher labor costs. Additionally, we performed pipe-cleaning services on ships located outside of the state of Virginia that resulted in certain reimbursable costs that are included both in revenue and cost of goods sold. Lastly, our entrance into the tank cleaning business during the first quarter prompted us to relocate our east coast operating facility and created certain short term operating inefficiencies and start up costs. We expect that gross margin percentages will continue to fluctuate as changes in revenue mix occur.

Gross profit decreased to $1,011,000 during the six months ended June 30, 2001 compared to $1,301,000 during the six months ended June 30, 2000 as a result of the lower gross margin and revenue discussed above. General and administrative expenses increased by $264,000. The increase in general and administrative expenses is primarily attributable to our entrance into the tank cleaning business. Personnel and other general and administrative expenses needed to operate the tank cleaning business as well as certain start up expenses related to the new facility increased our general and administrative expenses during the six months ended June 30, 2001 by $195,000. Increases in salaries, insurance and other general expenses were responsible for the balance of the increase. Selling expenses decreased to $139,000 during the six months ended June 30, 2001 compared to $229,000 during the six months ended June 30, 2000. The decline in selling expenses was due mainly to lower commission expense.

Our company had an operating loss of $307,000 during the six months ended June 30, 2001 compared to operating profit of $158,000 during the six months ended June 30, 2000. Net loss was $278,000 during the six months ended June 30, 2001 compared to net income of $155,000 during the six months ended June 30, 2000. The net loss for the six months ended June 30, 2001 included a gain from the sale of an asset of $52,000.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $45,000 at June 30, 2001 and $302,000 at December 31, 2000. Working capital was $225,000 and $497,000 at those respective dates. The decrease in cash and working capital during the first six months of 2001 is attributable to the net loss and cash used in operating activities.

Net cash provided by investing activities resulted from the sale of our barge offset by capital and patent expenditures. Net cash used in financing activities resulted from the pay down of notes payable offset by certain new notes payable used to finance insurance premiums.

As of June 30, 2001, we had approximately $391,000 of factored receivables under our factoring facility (See NOTE 3).

We currently have a contract with one customer responsible for a significant portion of our revenue, but we expect the high concentration level to begin to decline throughout the balance of 2001 and beyond. The entrance into the tank cleaning business should reduce our dependence on the CHT chemical cleaning contract with the U.S. Navy over time. Nonetheless, any material delay, cancellation or reduction of orders from this customer would most likely have a material adverse effect on our operations and financial position. Sales to the U.S. Navy under the Navy contract accounted for 55% and 78% of consolidated revenues for the six months ended June 30, 2001 and 2000, respectively.

Management has no current plans to sell additional securities to raise capital and cannot assure you that any efforts to raise additional capital would be successful. However, any such sale, if necessary, could substantially dilute the interest of our existing stockholders.

PART II: OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

RECENT SALES OF UNREGISTERED SECURITIES

During the second quarter of 2001 we issued 32,001 shares of common stock as compensation to the non-employee members of our Board of Directors. These shares were issued under an exemption from registration pursuant to section 4(2) of the securities act of 1933 as a transaction by an issuer not involving a public offering.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2001 Annual Meeting of Stockholders was held on June 7, 2001. The following nominees were elected to the Company's Board of Directors to serve as directors for one-year terms or until their successors are elected and qualified:

   Nominee                  Votes in Favor                Against
   -------                  --------------                -------
S. Steven Carl                6,159,578                  1,850,252
Salvatore DiMascio            6,228,402                  1,781,428
Robert Affholder              6,228,402                  1,781,428
R. John Armstrong             6,825,202                  1,184,628

The following additional item was voted upon by the our stockholders:

     Proposal  to  ratify  the   appointment  of  Arthur  Anderson  LLP  as  our
     independent auditors for the fiscal year ending December 31, 2001.

         Votes in Favor             Opposed          Abstained
         --------------             -------          ---------
           6,814,602               1,174,953           20,275

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K: None

Exhibits: None

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

                                        H.E.R.C. PRODUCTS INCORPORATED
                                        ----------------------------------------
                                                      (Registrant)

Date: August 13, 2001                   By: /s/ S. Steven Carl
                                            ------------------------------------
                                            S. Steven Carl
                                            Chief Executive Officer

                                        By: /s/ Michael H. Harader
                                            ------------------------------------
                                            Michael H. Harader
                                            Chief Financial Officer (Principal
                                            Financial and Accounting Officer)