Form 10QSB
period 2001-09-30
H E R C PRODUCTS INC
filed 2001-11-14
CIK 919010

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                              [X] YES    [ ] NO

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                                    Outstanding at
                     Class                        November 10, 2001
                     -----                        -----------------
         Common Stock, $.01 par value                 11,864,872


Transitional Small Business Disclosure Format: YES [ ]  NO [X]

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                                                                        Page No.
                                                                        --------
Index To Consolidated Financial Statements

PART I. FINANCIAL INFORMATION

        Consolidated Financial Statements:
        Consolidated Balance Sheets
          September 30, 2001 and December 31, 2000                          3
        Consolidated Statements of Operations
          Three and Nine Months Ended September 30, 2001 and 2000           4
        Consolidated Statements of Cash Flows
          Nine Months Ended September 30, 2001 and 2000                     5

        Notes to Consolidated Financial Statements                          6

        Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              10


PART II.  OTHER INFORMATION

        Item 2 - Changes in Securities                                     13

        Item 6 - Exhibits and Reports on Form 8-K                          13

                H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                            September 30,   December 31,
                                                                                2001            2000
                                                                            ------------    ------------
                                                                             (Unaudited)
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                 $     84,933    $    302,392
  Trade accounts receivable, net of allowance for
    doubtful accounts of $46,619 and $41,179, respectively                       758,739         327,777
  Inventories                                                                     25,947          38,131
  Costs of contracts in process                                                  355,128          72,897
  Other receivables                                                               15,800          10,351
  Prepaid expenses                                                               137,722          84,236
                                                                            ------------    ------------
        Total Current Assets                                                   1,378,269         835,784
                                                                            ------------    ------------
PROPERTY AND EQUIPMENT
  Property and equipment                                                       1,337,632       1,193,421
  Less accumulated depreciation                                                 (878,236)       (707,507)
                                                                            ------------    ------------
        Net Property and Equipment                                               459,396         485,914
                                                                            ------------    ------------
OTHER ASSETS
  Patents, net of accumulated amortization of $95,203 and
    $79,621, respectively                                                        112,560         128,142
  Patents pending                                                                111,244          72,424
  Refundable deposits and other assets                                            20,871          22,853
                                                                            ------------    ------------
         Total Other Assets                                                      244,675         223,419
                                                                            ------------    ------------
                                                                            $  2,082,340    $  1,545,117
                                                                            ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                          $    533,801    $    105,227
  Accrued wages                                                                  108,591          69,866
  Current portion of notes payable                                                49,385          13,166
  Customer deposits                                                               36,582          42,617
  Other accrued expenses                                                         194,636         108,300
                                                                            ------------    ------------
         Total Current Liabilities                                               922,995         339,176

LONG-TERM LIABILITIES
  Notes payable, net of current portion                                            5,081              --
                                                                            ------------    ------------
         Total Liabilities                                                       928,076         339,176
                                                                            ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $10.00 stated value; authorized 1,000,000 shares;
    no shares issued and outstanding                                                  --              --
  Common Stock, $0.01 par value; authorized 40,000,000 shares;
    issued and outstanding 11,798,206 and 11,702,728 shares, respectively        117,982         117,027
  Additional paid-in capital                                                  14,007,130      13,990,085
  Accumulated deficit                                                        (12,970,848)    (12,901,171)
                                                                            ------------    ------------
         Total Stockholders' Equity                                            1,154,264       1,205,941
                                                                            ------------    ------------
                                                                            $  2,082,340    $  1,545,117
                                                                            ============    ============

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Three Months Ended September 30,     Nine Months Ended September 30,
                                                          --------------------------------     -------------------------------
                                                              2001                2000             2001               2000
                                                          ------------        ------------     ------------       ------------
SALES                                                     $  1,740,621        $  1,096,704     $  4,311,629       $  3,715,341
COST OF SALES                                                  894,290             605,281        2,454,111          1,922,886
                                                          ------------        ------------     ------------       ------------
GROSS PROFIT                                                   846,331             491,423        1,857,518          1,792,455
SELLING EXPENSES                                                60,455              95,216          199,790            324,207
GENERAL AND ADMINISTRATIVE EXPENSES                            560,920             467,564        1,739,467          1,381,979
                                                          ------------        ------------     ------------       ------------
OPERATING PROFIT (LOSS)                                        224,956             (71,357)         (81,739)            86,269
                                                          ------------        ------------     ------------       ------------
OTHER INCOME (EXPENSE)
     Gain on sale of asset                                          --                  --           52,378                 --
     Interest expense                                          (18,354)             (1,708)         (45,709)           (14,304)
     Miscellaneous                                               1,458               4,854            5,393             15,164
                                                          ------------        ------------     ------------       ------------
          Total other income (expense)                         (16,896)              3,146           12,062                860
                                                          ------------        ------------     ------------       ------------
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES              (68,211)            (69,677)          87,129
     Income tax provision                                           --                  --               --                 --
                                                          ------------        ------------     ------------       ------------
NET INCOME (LOSS)                                         $    208,060        $    (68,211)    $    (69,677)      $     87,129
                                                          ============        ============     ============       ============

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED

NET INCOME (LOSS) PER COMMON SHARE                        $       0.02        $      (0.01)    $      (0.01)      $       0.01
                                                          ============        ============     ============       ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC                                                       11,798,206          11,686,033       11,768,713         11,676,172
                                                          ============        ============     ============       ============
DILUTED                                                     11,798,788          11,686,033       11,768,713         11,824,632
                                                          ============        ============     ============       ============

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         Nine Months Ended
                                                                           September 30,
                                                                     ------------------------
                                                                        2001           2000
                                                                     ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                                  $ (69,677)     $  87,129
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities
     Depreciation and amortization                                     192,667        184,501
     Gain on sale of asset                                             (52,378)            --
     Common stock issued for services                                   18,000         11,999
     (Increase) decrease in assets
         Trade accounts receivable, net                               (430,962)       122,261
         Inventories                                                    12,184          5,703
         Costs of contracts in progress                               (282,231)        42,524
         Other receivables                                              (5,449)         5,146
         Prepaid expenses                                              (53,486)        (2,548)
         Refundable deposits and other assets                            1,982         37,226
     Increase (decrease) in liabilities
         Accounts payable                                              428,574       (144,739)
         Accrued wages and other accrued expenses                      125,061       (132,278)
         Customer deposits                                              (6,035)        63,844
                                                                     ---------      ---------
             Net cash provided by (used in) operating activities      (121,750)       280,768
                                                                     ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                 (82,672)      (100,174)
  Cash received from sale of asset                                     135,000             --
  Expenditures related to patents and patents pending                  (38,820)       (19,578)
                                                                     ---------      ---------
             Net cash provided by (used in) investing activities        13,508       (119,752)
                                                                     ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of notes payable and long-term debt           198,262        151,870
  Principal payments under notes payable                              (307,479)      (150,110)
                                                                     ---------      ---------
             Net cash provided by (used in) financing activities      (109,217)         1,760
                                                                     ---------      ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (217,459)       162,776
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       302,392         65,722
                                                                     ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $  84,933      $ 228,498
                                                                     =========      =========

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

NOTE 2 - REVENUE RECOGNITION

We recognize revenue when products are shipped. We also perform pipe-cleaning services and tank cleaning services, the costs of which are deferred until revenues are recognized. Service revenue is recorded when the work is complete. Included in sales are certain reimbursable costs from our customers.

NOTE 3 - LONG TERM DEBT AND OTHER FINANCING ARRANGEMENTS

We have a factoring facility whereby the factor purchases eligible receivables and advances 80% of the purchased amount to us. Purchased receivables may not exceed $600,000 at any one time. Either party may cancel the arrangement with 30 days notice. At September 30, 2001, there was $505,804 of factored accounts receivable. This arrangement is accounted for as a sale of receivables on which the factor has recourse to the 20% residual of aggregate receivables purchased and outstanding. Interest payable by us to the factor is calculated as a fixed discount fee equal to 1% of the amount of the receivable factored plus a variable discount fee computed on the amount advanced to us and accruing on the basis of actual days elapsed from the date of the 80% advance until five days after collection of such account receivable by the factor at a per annum rate equal to an internal rate set by the factor.

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 4 - SEGMENT INFORMATION

Information by segment for the three months ended September 30, 2001:

                                             Pipe          Tank
                                           Cleaning      Cleaning      Chemicals     Corporate      Consolidated
                                           --------      --------      ---------     ---------      ------------
     Sales to unaffiliated customers      $1,055,988     $582,670       $101,963     $      --      $ 1,740,621
     Income (loss) from operations           333,734      148,834         65,656      (340,164)         208,060
     Total assets                            945,542      566,597         63,883       506,318        2,082,340
     Depreciation and amortization            46,924        5,727          1,579        11,215           65,445
     Capital expenditures                     12,334       31,727              -            --           44,061

Information by segment for the three months ended September 30, 2000:

                                              Pipe
                                            Cleaning    Chemicals     Corporate     Consolidated
                                            --------    ---------     ---------     ------------
     Sales to unaffiliated customers      $1,012,449     $ 84,255      $      --     $ 1,096,704
     Income (loss) from operations           190,815       21,205       (280,231)        (68,211)
     Total assets                          1,443,799      108,322        425,711       1,977,832
     Depreciation and amortization            45,692        1,877         13,203          60,772
     Capital expenditures                     21,442           --          2,655          24,097

Information by segment for the nine months ended September 30, 2001:

                                             Pipe          Tank
                                           Cleaning      Cleaning      Chemicals      Corporate     Consolidated
                                           --------      --------      ---------     -----------    ------------
     Sales to unaffiliated customers      $3,257,320    $ 842,247      $ 212,062     $        --    $ 4,311,629
     Income (loss) from operations           735,213       96,699        131,588      (1,033,177)       (69,677)
     Total assets                            945,542      566,597         63,883         506,318      2,082,340
     Depreciation and amortization           137,693       16,596          4,733          33,645        192,667
     Capital expenditures                     32,496       48,964             --           1,211         82,671

Information by segment for the nine months ended September 30, 2000:

                                             Pipe
                                           Cleaning     Chemicals     Corporate     Consolidated
                                           --------     ---------     ---------     ------------
     Sales to unaffiliated customers      $3,347,861    $ 367,480      $      --    $ 3,715,341
     Income (loss) from operations           801,562      146,139       (860,572)        87,129
     Total assets                          1,443,799      108,322        425,711      1,977,832
     Depreciation and amortization           133,318        5,633         45,550        184,501
     Capital expenditures                     78,021       13,757          8,396        100,174

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 5 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators (weighted average number of shares outstanding) of the basic and diluted earnings per share (EPS) computation for the three and nine months ended September 30, 2000 and 2001 is as follows:

                                                      Three Months Ended
                                                      September 30, 2001
                                                ------------------------------
                                                 Net Loss           Shares       Per Share
                                                (Numerator)      (Denominator)     Amount
                                                -----------      -------------     ------
     Basic EPS                                  $  208,060        11,798,206       $0.02
                                                ==========        ==========       =====

     Effect of stock options and warrants               --                --
                                                ----------        ----------       -----
     Diluted EPS                                $  208,060        11,798,206       $0.02
                                                ==========        ==========       =====

                                                      Three Months Ended
                                                      September 30, 2000
                                                ------------------------------
                                                 Net Loss           Shares       Per Share
                                                (Numerator)      (Denominator)     Amount
                                                -----------      -------------     ------
     Basic EPS                                  $  (68,211)       11,686,033       $(0.01)
                                                ==========        ==========       ======

     Effect of stock options and warrants               --
                                                ----------        ----------       ------
     Diluted EPS                                $  (68,211)       11,686,033       $(0.01)
                                                ==========        ==========       ======

                                                      Nine Months Ended
                                                      September 30, 2001
                                                ------------------------------
                                                 Net Loss           Shares       Per Share
                                                (Numerator)      (Denominator)     Amount
                                                -----------      -------------     ------
     Basic EPS                                  $  (69,677)       11,768,713       $(0.01)
                                                ==========        ==========       =====

     Effect of stock options and warrants               --                --
                                                                  ----------       -----
     Diluted EPS                                $  (69,677)       11,768,713       $(0.01)
                                                ==========        ==========       =====

                                                      Nine Months Ended
                                                      September 30, 2000
                                                ------------------------------
                                                 Net Loss           Shares       Per Share
                                                (Numerator)      (Denominator)     Amount
                                                -----------      -------------     ------
     Basic EPS                                  $   87,129        11,676,172        $0.01
                                                ==========        ==========        =====

     Effect of stock options and warrants               --           148,460
                                                ----------        ----------        -----
     Diluted EPS                                $   87,129        11,824,632        $0.01
                                                ==========        ==========        =====

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

In July 2001, the FASB issued SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. We will be required to adopt these standards on January 1, 2002. We do not believe the adoption of SFAS No. 141 or 142 will be material to our financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. We will be required to adopt SFAS No. 144 on January 1, 2002. We do not believe that the adoption of SFAS No. 144 will be material to our financial position or results of operations.

NOTE 7 - ASSET PURCHASE AND SALE

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

During the first quarter of 2001, our company purchased certain tank cleaning assets of Industrial Chemical Cleaning Incorporated and entered the business of tank cleaning. Sales generated from tank cleaning have become a significant portion of our revenue and we expect this revenue source to continue to grow in the future.

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Sales during the third quarter of 2001 were $1,741,000 compared to sales of $1,097,000 during the third quarter of 2000. During the first quarter of 2001, our company entered the tank cleaning business by purchasing certain assets of Industrial Chemical Cleaning, Inc. Sales from tank cleaning services were $583,000 during the third quarter of 2001.

Sales increased 59% during the third quarter of 2001 compared to sales during the third quarter of 2000. The increase is due to the addition of the sales from the tank cleaning services mentioned above. Sales of pipe cleaning services during the third quarter of 2001 were $1,056,000 compared to pipe cleaning sales of $1,013,000 during the third quarter of 2000. Of the pipe cleaning work performed during the third quarter of 2001, $746,000 (43% of total revenue) was performed pursuant to a five-year CHT chemical cleaning contract with the United States Navy compared to $804,000 (73% of total revenue) during the third quarter of 2000. Chemical sales were $102,000 during the third quarter of 2001 compared to $84,000 during the third quarter of 2000.

Consolidated gross margins were 49% and 45% for the three months ended September 30, 2001 and 2000, respectively. The variation in gross margin is attributable to the many types of ships and systems cleaned, the location of the work being performed, the customer we are servicing and the efficiency with which the projects are managed. Because of these factors, we expect that gross margin percentages will continue to fluctuate in the future.

Gross profit increased to $846,000 during the third quarter of 2001 compared to $491,000 during the third quarter of 2000 as a result of the higher gross margin and revenue discussed above. General and administrative expenses increased by $93,000 during the third quarter of 2001 as compared to the third quarter of 2000. The increase in general and administrative expenses is attributable to our entrance into the tank cleaning business. We have hired several new administrative personnel to manage this part of our business. Selling expenses decreased to $60,000 during the third quarter of 2001 compared to $95,000 during the third quarter of 2000. The reduction in selling expenses was caused by a lower rate of commission being paid from our employee incentive commission plan, which resulted in lower commission expense. Additionally, the curtailment of certain marketing activities in the fire protection market contributed to the reduction.

Our company had an operating profit of $225,000 during the third quarter of 2001 compared to an operating loss of $71,000 during the third quarter of 2000. Net income was $208,000 during the third quarter of 2001 compared to a net loss of $68,000 during the third quarter of 2000.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Sales during the nine months ended September 30, 2001 were $4,312,000 compared to sales of $3,715,000 during the nine months ended September 30, 2000.

Sales increased 16% during the nine months ended September 30, 2001 compared to sales during the same period in 2000 due to the addition of the tank cleaning revenue. Sales of pipe cleaning services during the nine months ended September 30, 2001 were $3,257,000 compared to pipe cleaning sales of $3,348,000 during the nine months ended September 30, 2000. Of the pipe cleaning work performed during the nine months ended September 30, 2001, $2,202,000 (51% of total revenue) was performed pursuant to a five-year CHT chemical cleaning contract with the U.S. Navy compared to $2,846,000 (77% of total revenue) during the nine months ended September 30, 2000. Sales from tank cleaning services were $842,000 during the nine months ended September 30, 2001. Chemical sales were $212,000 during the nine months ended September 30, 2001 compared to $367,000 during the nine months ended September 30, 2000. Lower Line-Out, Well Klean and Process Water product sales caused the decline.

Consolidated gross margins were 43% and 48% during the nine months ended September 30, 2001 and 2000, respectively. Lower gross margins were primarily the result of cleaning pipe systems on certain vessels that typically take more time to complete than other vessels. This resulted in higher labor costs. Additionally, we performed pipe-cleaning services on ships located outside of the state of Virginia that resulted in certain reimbursable costs that are included both in revenue and cost of goods sold. Lastly, our entrance into the tank cleaning business during the first quarter prompted us to relocate our east coast operating facility and created certain short term operating inefficiencies and start up costs.

Gross profit increased to $1,858,000 during the nine months ended September 30, 2001 compared to $1,792,000 during the nine months ended September 30, 2000 because of the increase in revenue discussed above. The increase in revenue was somewhat offset by the lower gross margin. General and administrative expenses increased by $357,000 during the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. The increase in general and administrative expenses is primarily attributable to our entrance into the tank cleaning business. Personnel and other general and administrative expenses needed to operate the tank cleaning business as well as certain start up expenses related to the new facility increased our general and administrative expenses during the nine months ended September 30, 2001. Selling expenses decreased to $200,000 during the nine months ended September 30, 2001 compared to $324,000 during the nine months ended September 30, 2000. The reduction in selling expenses was due primarily to lower commission expense caused by a temporary halt in the employee incentive commission pool.

We had an operating loss of $82,000 during the nine months ended September 30, 2001 compared to an operating profit of $86,000 during the nine months ended September 30, 2000. Net loss was $70,000 during the nine months ended September 30, 2001 compared to net income of $87,000 during the nine months ended September 30, 2000. The net loss for the nine months ended September 30, 2001 included a gain of $52,000 from the sale of an asset.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $85,000 at September 30, 2001 and $302,000 at December 31, 2000. Working capital was $455,000 and $497,000 at those respective dates. The decrease in cash and working capital during the first nine months of 2001 is attributable to the net loss and cash used in operating activities.

Net cash provided by investing activities resulted from the sale of our barge offset by capital and patent expenditures. Net cash used in financing activities resulted from the pay down of notes payable offset by certain new notes payable used to finance insurance premiums.

As of September 30, 2001, we had $505,804 of factored receivables under our factoring facility (See NOTE 3).

We currently have a contract with one customer responsible for a significant portion of our revenue, but the high concentration level has begun to decline. The entrance into the tank cleaning business has begun to reduce our dependence on the CHT chemical cleaning contract with the U.S. Navy. Nonetheless, any material delay, cancellation or reduction of orders from this customer would have a material adverse effect on our operations and financial position. Sales to the U.S. Navy under the Navy contract accounted for 51% and 77% of consolidated revenues for the nine months ended September 30, 2001 and 2000, respectively.

We may in the future sell additional securities to raise capital. Any such sale,
if  necessary,   could  substantially   dilute  the  interest  of  our  existing
stockholders.

                           PART II: OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

RECENT SALES OF UNREGISTERED SECURITIES

During the third quarter of 2001 we issued 66,666 shares of common stock as compensation to the non-employee members of our Board of Directors. These shares were issued under an exemption from registration pursuant to section 4(2) of the securities act of 1933 as a transaction by an issuer not involving a public offering.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K: None

Exhibits: None


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     H.E.R.C. PRODUCTS INCORPORATED
                                     -------------------------------------------
                                                     (Registrant)

Date: November 13, 2001              By: /s/ S. Steven Carl
                                         ---------------------------------------
                                         S. Steven Carl
                                         Chief Executive Officer

                                     By: /s/ Michael H. Harader
                                         ---------------------------------------
                                         Michael H. Harader
                                         Chief Financial Officer (Principal
                                         Financial and Accounting Officer)