Form 10KSB40
period 2001-12-31
H E R C PRODUCTS INC
filed 2002-04-01
CIK 919010

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934:

                   For the Fiscal Year Ended December 31, 2001

                         Commission File Number 1-13012


                         H.E.R.C. PRODUCTS INCORPORATED
                 (Name of small business issuer in its charter)


           DELAWARE                                             86-0570800
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                           Identification Number)


     2215 WEST MELINDA LANE, SUITE A, PHOENIX, ARIZONA 85027 (623) 492-0336
       (Address, including zip code, and telephone number, including area code, of issuer's executive offices)

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

State issuer's revenue for its most recent fiscal year.  $5,966,564

As of March 5, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant (7,374,016 shares) was $1,106,102 based on the closing market price of the Common Stock on such date as reported by the NASD Over-The-Counter Bulletin Board, or OTCBB, of $0.15. For the purposes of this calculation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 5, 2002, there were 11,904,872 shares of Common Stock issued and outstanding.

Documents Incorporated by Reference: None

                         H.E.R.C. PRODUCTS INCORPORATED
                          ANNUAL REPORT ON FORM 10-KSB
                       FISCAL YEAR ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I

  ITEM 1.  DESCRIPTION OF BUSINESS............................................ 2

  ITEM 2.  DESCRIPTION OF PROPERTY............................................ 9

  ITEM 3.  LEGAL PROCEEDINGS.................................................. 9

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................ 9

PART II

  ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........10

  ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS...............................10

  ITEM 7.  FINANCIAL STATEMENTS...............................................13

  ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE..........................................13

PART III

  ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(a)
            OF THE EXCHANGE ACT...............................................14

  ITEM 10. EXECUTIVE COMPENSATION.............................................15

  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....19

  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................19

  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K...................................20

SIGNATURES....................................................................21

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS...................................F-1

                 STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     PORTIONS OF THIS REPORT DESCRIBE HISTORICAL INFORMATION, SUCH AS THE 2000 AND 2001 OPERATING RESULTS, AND WE BELIEVE THE DESCRIPTIONS TO BE ACCURATE. IN CONTRAST TO DESCRIBING THE PAST, SOME STATEMENTS IN THIS REPORT INDICATE THAT WE BELIEVE THAT EVENTS OR FINANCIAL RESULTS ARE LIKELY TO OCCUR IN THE FUTURE. THESE STATEMENTS TYPICALLY USE WORDS OR PHRASES LIKE "BELIEVE," "EXPECTS," "ANTICIPATES," "ESTIMATES," "WILL CONTINUE" AND SIMILAR EXPRESSIONS. STATEMENTS USING THOSE WORDS OR SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY
"FORWARD-LOOKING STATEMENTS" AS THAT TERM IS USED IN SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. FORWARD-LOOKING STATEMENTS INCLUDE PROJECTIONS OF OPERATING RESULTS FOR 2002 AND BEYOND, EITHER CONCERNING A SPECIFIC SEGMENT OF OUR BUSINESS, OR CONCERNING OUR COMPANY AS A WHOLE.

     ACTUAL RESULTS, HOWEVER, MAY BE MATERIALLY DIFFERENT FROM THE RESULTS PROJECTED IN THE FORWARD-LOOKING STATEMENTS, DUE TO A VARIETY OF RISKS AND UNCERTAINTIES. THESE RISKS AND UNCERTAINTIES INCLUDE THOSE SET FORTH IN ITEM 1, "DESCRIPTION OF BUSINESS," IN ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS," AND ELSEWHERE IN THIS REPORT.

     THE FORWARD-LOOKING STATEMENTS IN THIS REPORT ARE CURRENT ONLY AS OF THE DATE THIS REPORT IS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. AFTER THE FILING OF THIS REPORT, OUR EXPECTATIONS AND BELIEFS MAY CHANGE, AND WE MAY COME TO BELIEVE THAT CERTAIN FORWARD-LOOKING STATEMENTS IN THIS REPORT ARE NO LONGER ACCURATE. WE DO NOT HAVE AN OBLIGATION TO CORRECT OR REVISE ANY FORWARD LOOKING STATEMENTS IN THIS REPORT, EVEN IF WE BELIEVE THE FORWARD LOOKING STATEMENTS ARE NO LONGER TRUE.

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

OUR COMPANY

     We provide chemical cleaning services for water pipe systems, waste water systems, cooling towers and HVAC systems, tanks and boilers, and other water-based and industrial chemical process systems using our proprietary line of specialty chemical products and chemical cleaning processes. We use our patented and proprietary chemical products and chemical cleaning processes to remove scale and corrosion from pipeline systems, water systems, and surfaces. Chemical cleaning service markets are the main source of our revenue, which include municipal, industrial, governmental, commercial, and other customers serviced directly and through strategic marketing alliances. Our largest customer is currently the U.S. Navy. We provide chemical cleaning services for pipe systems and tanks on U.S. Navy and Coast Guard vessels.

     Over time most water and water-based systems, such as potable water delivery systems, fire sprinkler systems, waste systems, process water systems, holding tanks, and water wells develop internal surface scale, corrosion, and tuberculation. These corrosive substances reduce the diameter through which water and waste can travel through the pipes, causing a less efficient or non-functioning system. Our cleaning methodologies remove the corrosion and restore the efficiency and flow characteristics of the system.

     We use patented and other proprietary chemical products and processes in our cleaning services. Our chemical formulation, when circulated through an obstructed pipe system, dissolves and removes scale and corrosion build-up in solution until flushed from the system. The system may then be treated with other chemical products that retard corrosion or suppress the environment that supports biological growth. Most of the chemicals that we use are non-fuming, non-abrasive, and non-flammable. Most of our chemical products are certified biodegradable by Scientific Certification Systems.

     Our chemical products and chemical cleaning processes were developed to provide a more cost effective and efficient means of cleaning pipe systems in contrast to replacement, mechanical scraping, pigging, hydro blasting, or other pipe cleaning methods. Additionally, our chemical products and chemical cleaning processes are safer than many other chemical cleaning methods. Our chemical products include the following:

     * Pipe-Klean and Well-Klean, which remove encrustation from water pumping and distribution systems;

     * Compound 360, Compound 400, Corr-Hib and Slug which clean and maintain cooling and other water treatment systems; and

     * Line-Out which cleans drip irrigation systems and removes salt from soil surfaces.

We also sell private label chemical products utilizing our patented and proprietary formulations or products complementary to our formulations for key customers.

     Our company was incorporated in Arizona in December 1986 and re-incorporated in Delaware in May 1994. Our executive offices are located at 2215 West Melinda Lane, Suite A, in Phoenix, Arizona and our telephone number is
(623) 492-0336. Our service operations, warehouse, and manufacturing facility for some of our chemical products are located at 1420 Columbus Avenue, Portsmouth, Virginia.

PRODUCTS AND SERVICES

     Water has many uses and is therefore transported through and an integral component of many systems in use today. These systems range from wells and potable waterlines to fire protection systems, heating and air-conditioning units, cooling towers, water tanks, industrial production processes, waste water systems, collection-holding-transfer (CHT) systems, waste tanks, and landfill drainage systems. Water is a chemically active substance and any surface that is regularly exposed to water is subject to corrosion. Since water is rarely pure, water exposed surfaces are also subject to scaling from dissolved minerals or biological corrosion from water-born microbes. Scaling or corrosion will eventually lead to the plugging or fouling of the surface, pipe, pump, air condition system, or other water exposed surface.

     The generally accepted cleaning methods for various water systems include replacement, mechanical scraping, hydro blasting, pigging, and chemical cleaning. We offer a method of chemical cleaning which we believe is a significant improvement over most other cleaning methods due to increased efficiency, safety, and effectiveness with less environmental impact.

     Pipe-Klean and Well-Klean are used to remove scale and corrosion from drinking water systems and water wells. These products have been tested and certified by NSF International and Underwriters Laboratories, or UL, for use as well cleaning and pipe cleaning aids in drinking water systems. NSF Standards were developed under authority of the federal Environmental Protection Agency to establish minimum requirements for the control of potential adverse human health effects from products used in drinking water systems.

PIPE CLEANING DIVISION

     Our company provides pipe cleaning and other corrosion removal and control services for industries such as marine, fire protection, industrial, municipal, and others. During fiscal 2001, total chemical pipe cleaning revenue increased 13% to $4,381,089 from $3,862,563 during fiscal 2000.

MARINE SERVICES

     Our marine applications focus on the cleaning of water and waste water pipe systems on ships including CHT, tank, fire main, and countermeasure washdown systems. For example, the vacuum waste systems aboard most marine vessels develop a scale in the pipe interiors that requires cleaning approximately once every 12-18 months. The principal customers of the pipe cleaning division are the United States Coast Guard and the United States Navy. We have a five-year agreement with the United States Navy-Supervisor of Shipbuilding, or SupShip, office in Portsmouth, Virginia, which expires during September 2002. Under this agreement, we clean pipe systems on board ships based in the Norfolk area for indefinite quantities of chemical cleaning services at fixed prices. Other SupShip offices of the Atlantic and Pacific Fleets and the maintenance office of the United States Coast Guard use the Portsmouth CHT contract. We cleaned piping systems on board 84 United States vessels during fiscal 1999, 76 United States vessels during fiscal 2000, and 73 vessels during fiscal 2001. SupShip has issued a notice of contemplated procurement for similar CHT chemical cleaning services in 2002.

     In order to meet the requirements of the Portsmouth CHT contract, and to serve the East Coast market, we have located an office in Portsmouth, Virginia. We also opened an office in San Diego, California to expand our ability to offer pipe-cleaning services to the Pacific Fleet, Western United States Coast Guard, and other west coast customers and have deployed cleaning units for service in Puget Sound, Hawaii, Japan, and Egypt.

FIRE PROTECTION

     We patented our proprietary process method for chemically cleaning fire protection systems in 2000. Since then, we have chemically cleaned multiple fire protection systems for several industries and customers. We believe that our company has a significant advantage in securing fire protection system chemical cleaning work because we have patents that cover the process of chemically cleaning and passivating a fire protection system.

     The fire protection industry is in the beginning stages of learning how to diagnose and treat the problem of microbiologically influenced corrosion, or MIC, in fire sprinkler systems. Sprinkler systems across the United States and abroad have been found to have severe internal corrosion resulting from MIC and are not achieving required operational levels. As a result of increased awareness of MIC by the fire protection industry, the American and National Fire Sprinkler Associations have recognized our method for cleaning and passivating fire protection systems. We continue to pursue certification by Factory Mutual and IRI-Hartford Steam Boiler, two of the major insurers of fire protection systems in order to more aggressively market our services to this area of the water pipe system market.

     The market for fire protection system pipe cleaning could grow rapidly if insurance companies or governmental regulation were to require building owners to maintain properly functioning fire protection systems inside their buildings.

We continue to consult with members of the industry on the development of fire protection system operational maintenance standards. In addition to fire protection system performance problems, MIC causes minute leaks in water pipes, which results in damage to the building structure, equipment, and business inventory contents. To avoid operational problems and water damage, we offer fire protection system assessment services which include:

     *    internal fire system pipe inspection and video;

     *    water content analysis;

     *    scale content analysis; and

     *    recommended remediation method.

POTABLE WATER

     Underground potable waterlines represent another market where we offer our patented water pipe system cleaning services. We have numerous product and method patents covering the process of chemically cleaning potable water distribution systems. In addition, our chemical products have been tested and certified by the NSF for use as water well cleaning and pipe cleaning aids in drinking water systems. NSF standards were developed under the authority of the EPA to establish minimum requirements for the control of potential adverse human health effects from products used in drinking water systems. Many states have enacted these and similar standards.

     Over time, potable water lines develop chemical and biological corrosion, a process known as tuberculation. Tuberculation is the most common problem found in potable water lines, and without proper cleaning, the useful diameter of the pipe will become severely restricted. It is not unusual to have a four-inch main line with only one inch of useful diameter remaining. Tuberculation may also cause colored water, bad odors, unpleasant taste, and increased chemical treatment and pumping costs.

     Public and private water infrastructure capital and maintenance funding may serve to create large markets for system rehabilitation in the future. The practical need for underground water distribution system cleaning and passivation is growing world-wide, and the United States Congress is beginning to budget and fund water distribution rehabilitation programs administered through the EPA. Our core process patents directly address this practical need with a more efficient, more economical, and less intrusive method of remediation than traditional methods.

SPECIALTY CLEANING

     In industrial process plants, scale and tuberculation greatly reduce heat exchange, condensing, and liquid flow capacities in a variety of systems. In water treatment plants, chemical feed lines become internally clogged to the point where they do not function properly. In fabric manufacturing plants, process pipe systems develop chemical scale deposits. We currently provide chemical cleaning services to several industrial companies and municipalities in areas such as systems in fiber plants, waste water systems, and other types of systems.

MARINE TANK CLEANING SERVICES

     In February 2001, we acquired the operating assets of a Norfolk area marine tank cleaning company to add to our marine and land based water and waste water system cleaning services. We provide marine tank cleaning services to United
States Navy and Coast Guard vessels through our agreements with private shipyards and ship repair companies, and through a subcontract under a SupShip tank and bilge cleaning agreement renewable annually to 2005. We clean fuel, oil, bilge, and CHT tanks. Total tank cleaning revenue during fiscal 2001 was $1,335,795, our first year of offering these services.

INDUSTRIAL CHEMICALS DIVISION

     Our industrial chemicals division manufactures and sells specialty chemical products using our proprietary and patented formulas for applications in the removal of salt, scale, and corrosion and in the maintenance of process water systems. These products are currently Well-Klean, Line Out, and several process water products currently manufactured under private label for DuPont. Industrial chemical sales decreased 38% to $249,680 during fiscal 2001, compared with $404,172 during fiscal 2000.

     Well-Klean removes scale and corrosion in water wells. Over time, the well screen and many other well components become clogged. When added to wells as directed, Well-Klean removes the harmful corrosion and corrosion by-products from the well components and the surrounding aquifer to restore well pumping characteristics, ultimately leading to improved well performance.

     Line Out cleans drip irrigation systems and removes salt from soils in the root zone of turf grasses on golf courses. Drip systems become clogged with scale over time and require regular maintenance in order to continue to perform. The use of high salt content water by golf courses for irrigation has caused the need for a product to remove salt from the turf root zone. Our Line Out product provides a superior method of cleaning while improving water distribution. We manufacture Line Out as a private labeled product called Deliminate for golf courses in the United States.

     Chlor*Rid is a product developed from one of our core formulas to remove salt from surfaces, prior to the application of high performance paints or coatings. During 1998, we sold a 50% interest in our patent covering this application to Chlor*Rid International which became the sole owner of Chlor*Rid in 2002. Under the sales agreement, we retain royalties on future sales for the life of the patent, which is approximately thirteen years.

     We sell process water products primarily under the trade name Compound 360. These products de-scale and maintain many types of process water systems, including cooling towers, heat exchangers, and condensers. During 1999, we entered into agreements with DuPont whereby our company manufactures private labeled products for DuPont using our formulas. In addition to realizing the gross profit from the manufacturing of the product, we receive royalties on the sales of the defined product. We may also market our products to the same customers and can use Dupont's name in certain marketing representations.

MARKETING AND DISTRIBUTION

     We market our products and services through our marketing and sales staff, independent distributors, sales representatives, and strategic partnerships and marketing agreements. Sales to the U.S. Navy under the Portsmouth CHT contract were 45% of our consolidated sales during fiscal 2001 and 73% of consolidated sales during fiscal 2000. We generate our revenue from relatively few customers and we expect the high concentration levels to decline through 2002. Nonetheless, any material delay, cancellation, or reduction of orders from these customers could have a material adverse effect on our results of operations and financial position.

COMPETITION

     Several small regional companies and certain larger customers compete with us for our marine business. Our company competes directly with Layne-Christensen, Inc. in the market for water well cleaning. Chemicals used in cleaning water systems have generally been non-proprietary, readily available acids produced by such major chemical companies as DuPont, Dow Chemical Company, Hill Brothers Chemical Company and Vista Chemical Company. These companies are substantially larger and have far more extensive resources than we do. To the extent that we seek to sell our water system pipeline rehabilitation products directly to end users, we may be perceived as competing with the regional contractors to which we might also seek to market our pipe rehabilitation products and technology. While they are not as large as the chemical producers, the contracting companies are still generally larger and more established in the industry than our company.

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

     Our company competes principally on the basis of our superior methodology, ease of use, price, and environmental impact. We also strive to secure strategic relationships with established companies. We have patent protection for certain of our chemicals and processes and we are seeking to expand our patent protection by making new applications with respect to our proprietary products and technologies in order to provide a diverse product and service offering.

MANUFACTURING AND SUPPLIES

     We formulate and package our industrial products at our plant in Portsmouth, Virginia. We generally do not maintain long-term supply agreements with our suppliers and we purchase raw materials pursuant to purchase orders or short-term contracts in the ordinary course of business. We believe that the raw materials and other supplies are available from a variety of sources and that there are numerous companies available to formulate and package our products.

PATENT AND TRADEMARK PROTECTION

     We rely on patent protection, including the following:

     * a series of United States patents for the use of our Pipe-Klean technology in the cleaning of potable water distribution and fire protection systems;

     * a United States patent on the mobile re-circulation units employed in the pipe cleaning process; and

     * a series of United States patents on the core chemical technology used for pipe cleaning and industrial water applications.

We received a Notice of Allowance for our basic pipe-cleaning patents for the association of European countries and applied for these patents throughout Europe during 1999 and 2000. Additionally, U.S. Patent applications for Methods of Pipe Cleaning and improvements on the basic method were issued and received by us during 1999 and 2000, and a new application was filed during 2001.
h.e.r.c., Well-Klean, Pipe-Klean, and Line-out are registered trademarks of HERC.

     There can be no assurance that any patents applied for will be obtained. Moreover, there can be no assurance that any of the patents will afford our company commercially significant protection of our technology or that we will have adequate resources to enforce our patents. We believe that our company has independently developed its proprietary technologies and that these technologies do not infringe the proprietary rights of others. Although we have received no claims of infringement, it is possible that infringement of existing or future patents or proprietary rights may occur.

     In the event that our products or processes infringe patent or proprietary rights of others, we may be required to modify our processes or obtain a license. We may not be able to obtain a license in a timely manner, or upon acceptable terms and conditions. The failure to do so could have a material adverse effect on our business. In addition, there can be no assurance that we will have the financial or other resources necessary to defend a patent or a proprietary rights action. Moreover, if any of our products or processes infringe on patents or proprietary rights of others, under certain circumstances we could become liable for damages that could have a material adverse effect on our results of operations and financial condition.

     Our company relies on proprietary know-how and confidential information and employs various methods to protect the processes, concepts, ideas, and documentation associated with our technology. However, such methods may not afford complete protection, and others may independently develop such processes, concepts, ideas, and documentation. Although we require all of our employees to sign confidentiality agreements, we may not be able to protect our trade secrets, and other companies may acquire information that we consider to be proprietary. Moreover, other companies may independently develop know-how comparable to or superior to that of our company.

GOVERNMENT REGULATION

     Water pollution is a major focus of federal, state, and local environmental protection laws and regulations. The discharge from water systems treatment is subject to these laws and regulations. The water system treatment industry and our operations are subject to extensive and significant regulation by federal, state, and local governmental authorities. Some of such regulation is extensive and may from time to time have a significant impact on our operations. NSF has indicated that Pipe-Klean and Well-Klean comply with the standards for chemicals that can be used in cleaning drinking water systems. In addition, many of our products are certified as biodegradable by Scientific Certification Systems. Products are biodegradable if they can be broken down into carbon dioxide, water, and minerals without harmful effects to the environment.

     Some of our products require the use of a chemical that is classified under applicable laws as a corrosive chemical and substance, and our use of these chemicals and substances may subject us to environmental liability. The use of certain chemicals contained in our products is subject to frequently changing federal, state, and local laws and substantial regulation under these laws by governmental agencies, including the EPA, the Occupational Health and Safety Administration, various state agencies, and county and local authorities acting in conjunction with federal and state authorities. Among other matters, these regulatory bodies impose requirements

     *    to control air, soil and water pollution;

     * to protect against occupational exposure to such chemicals, including health and safety risks; and

     * to require notification of the storage, use, and release of certain corrosive chemicals and substances.

     We have obtained certification for our Pipe-Klean, Pipe-Klean Preblend, Acid Klean, and Pipe-Klean Neutralizer products as "pipe cleaning aids" under ANSI/NSF Standard 60 from NSF for use in potable water distribution systems. Additionally, we have obtained ANSI/NSF Standard 60 certification for our Well-Klean II Concentrate, Acid Klean, and Well-Klean Preblend products as "well cleaning aids" for potable water wells.

     We believe that we are in substantial compliance with all material federal, state, and local laws and regulations governing our business operations and that we have obtained all material licenses, authorizations, approvals, orders, certificates, and permits required for the operation of our business. We cannot provide assurance that in the future we will be able to comply with current or future government regulations in every jurisdiction in which we will conduct our business operations without substantial sanctions, including restrictions on our business operations, monetary liability, and criminal sanctions, any of which could have a material adverse effect on our business.

     Advertising relating to our products is subject to the review of the Federal Trade Commission and state agencies, pursuant to their general authority to monitor and prevent unfair or deceptive trade practices. In addition, the Consumer Products Safety Commission regulates the labeling of our products.

RESEARCH AND DEVELOPMENT

     We estimate that we incurred approximately $12,000 during fiscal 2001 and $24,000 during fiscal 2000 on research and development activities related to improving our cleaning methodologies.

EMPLOYEES

     As of March 1, 2002, we had 68 employees. Three of our employees are officers, 53 are engaged in field operations and production, nine are in administration, and three are in marketing and sales. None of our employees are represented by labor unions or covered by a collective bargaining agreement. We believe that our relationship with our employees is good.

SEASONALITY

     Sales of specialty chemical products and certain chemical cleaning services are seasonal in those parts of the United States in the Snow Belt. Seasonal sales can result in uneven cash flow for our company, which may require us to obtain and maintain short-term financing arrangements. Our inability to obtain financing could have a material adverse effect on our operations and financial condition.

                             SPECIAL CONSIDERATIONS

     THE FOLLOWING FACTORS, IN ADDITION TO THOSE DISCUSSED ELSEWHERE IN THIS REPORT, SHOULD BE CAREFULLY CONSIDERED IN EVALUATING OUR BUSINESS.

WE DEPEND ON THE UNITED STATES NAVY, WHICH REPRESENTED APPROXIMATELY 45% OF OUR REVENUE DURING FISCAL 2001.

     During the most recent fiscal year, the United States Navy accounted for 45% of our revenue. The loss of a substantial portion or all of the business from this customer could result in a material adverse effect on our revenue and results of operations. If the United States Navy cuts back or stops using our services, our sales staff may not be able to replace this customer in a timely enough fashion for our company to continue operations.

OUR COMPANY MAY NEED FINANCING IN THE FUTURE AND DOES NOT HAVE ANY COMMITTED SOURCES OF FINANCING.

     If our company is not profitable in the future for an extended period of time, it will require additional financing to cover operating expenses. Also, any major capital expenditures might require capital from independent financing sources. Our company does not have any accumulated retained earnings to fund cash flow deficits and significant capital requirements. Other than our factoring arrangement, we do not have any specifically identified sources for future financing requirements.

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

THE LACK OF PATENTS MAY LIMIT OUR ABILITY TO PROTECT OUR CURRENT COMPETITIVE POSITION IN THE MARINE BUSINESS.

     Our company competes on the basis of our knowledge and experience of marine and other closed loop systems. The chemical products used in the marine business are based mainly on proprietary chemistry, but this chemistry is not patented or, we believe, patentable. Therefore, others may develop the same or similar chemistry through reverse technology or by experimentation. If that happens, another entity could offer some of the same benefits as we do and increase the competition in the marine pipe systems chemical cleaning market. Also, the lack of patents limits our ability to market an absolutely unique product or service. Our company relies on trade secret and confidentiality protection with respect to the chemicals and methodologies we use in our marine business. It is possible that these protections will not be adequate to protect us from competitors.

THE LOSS OF ANY OF OUR KEY EXECUTIVES OR OUR FAILURE TO ATTRACT, INTEGRATE, MOTIVATE, AND RETAIN ADDITIONAL KEY EMPLOYEES COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

     Our success depends to a large degree upon the skills of our senior management team and current key employees and upon our ability to identify,
hire,  and  retain  additional  sales,  marketing,   technical,   and  financial
personnel. The loss of any of our key executives or the failure to attract, integrate, motivate, and retain additional key employees could have a material adverse effect on our business. We may be unable to retain our existing key personnel or attract and retain additional key personnel. We depend particularly upon our Chief Executive Officer and President, S. Steven Carl. We have an employment agreement with Mr. Carl, which runs through June 2003.

THE EFFECT OF LIABILITY CLAIMS IN EXCESS OF THE INSURANCE LIMITS COULD AFFECT THE FINANCIAL CONDITION OF OUR COMPANY.

     We are engaged in a business that might expose our company to claims for personal or property injury. Suits may result from personnel or bystanders who are injured on site, from damage to a pipe system being cleaned or from other issues arising from the performance of our services. Our company maintains liability insurance in the aggregate amount of $2,000,000 and $1,000,000 per occurrence. We also have an umbrella liability policy in the amount of $5,000,000. A successful claim against our company that exceeds the insurance limits or that is not covered will have a material adverse effect on our financial condition.

A SUBSTANTIAL NUMBER OF SHARES ARE ELIGIBLE FOR FUTURE SALE.

     As of March 5, 2002, there were outstanding 11,904,872 shares of our common stock. Approximately 11,737,633 of these shares are freely tradable without restriction or further registration under the securities laws, unless held by an "affiliate" of our company, as that term is defined in Rule 144 under the securities laws. Shares held by affiliates of our company are subject to the resale limitations of Rule 144. The eligibility of these shares for resale may have a depressive effect on the price of our common stock or may reduce the liquidity of our common stock.

THE EFFECT OF OUTSTANDING OPTIONS AND WARRANTS ON MARKET PRICE AND LIQUIDITY.

     As of March 15, 2002, we had outstanding options and warrants to purchase 2,045,000 shares of our common stock, and the exercise price of some of these options or warrants are less than the current market price of our common stock. These options and warrants may have an adverse impact on the price and liquidity of our common stock in the public market. Also, the issuance of these shares at prices below the market price will result in dilution to current stockholders.

DIRECTORS, OFFICERS, AND CERTAIN OTHER STOCKHOLDERS OWN A SIGNIFICANT PORTION OF OUR STOCK.

     Our directors and executive officers beneficially own a total of approximately 14% of the issued and outstanding shares of our common stock, and one non-management stockholder beneficially owns approximately 28% of the issued and outstanding shares of our common stock. As a result of this ownership, these persons have the power effectively to control our company, including the election of directors, the determination of matters requiring stockholder approval, and other matters pertaining to corporate governance. This concentration of ownership also may have the effect of delaying or preventing a change in control of our company.

ITEM 2. DESCRIPTION OF PROPERTY

     We lease our corporate headquarters in an approximately 3,000 square foot facility in Phoenix, Arizona. The facility contains our executive offices. The lease expires in April 2002.

     We lease approximately 10,000 square feet of office and warehouse space in Portsmouth, Virginia and approximately 3,000 square feet in National City, California. We believe that these facilities will be adequate for our needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     We are involved in various legal proceedings arising out of our operations in the ordinary course of business. We do not believe that such proceedings, even if determined adversely, will have a material adverse effect on our business, financial condition, or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is quoted on the OTCBB under the symbol "HERC", and is listed on the Boston Stock Exchange under the symbol "HER." The following table sets forth the high and low closing prices of our common stock as quoted by OTCBB for the periods indicated. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

                                                     HIGH          LOW
                                                     ----          ---
2002:
  First Quarter (through March 15, 2002)........    $0.16         $0.09

2001:
  First Quarter.................................    $0.38         $0.17
  Second Quarter................................     0.25          0.13
  Third Quarter.................................     0.25          0.09
  Fourth Quarter................................     0.22          0.09

2000:
  First Quarter.................................    $0.50         $0.27
  Second Quarter................................     0.50          0.30
  Third Quarter.................................     0.50          0.34
  Fourth Quarter................................     0.42          0.16

     As of March 15, 2002, there were approximately 130 record holders and approximately 950 beneficial owners of our common stock. On March 15, 2002, the closing sales price of our common stock as quoted by OTCBB was $0.09.

DIVIDEND POLICY

     For the foreseeable future, we intend to retain any future earnings, if any, to finance our operations and we do not anticipate paying any cash dividends with respect to our common stock. Subject to the preferences that may be applicable to any then-outstanding preferred stock, the holders of our common stock will be entitled to receive such dividends, if any, as may be declared by our board of directors from time to time out of legally available funds. Payments of any cash dividends in the future will depend on our financial condition, results of operations, and capital requirements as well as other factors deemed relevant by our board of directors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We derive the majority of our revenue from two sources, cleaning piping systems on U.S. Navy and U.S. Coast Guard vessels and cleaning bilge, fuel, oil and CHT tanks on ships. This subjects our company to certain business risks that can cause volatility in our revenue stream and our gross margins. We are also subject to the deployment and servicing schedules of the U.S. Navy as well as the available maintenance funds in the Navy budget. These factors can cause revenue to change dramatically from one quarter to the next. Additionally, we are required by our Portsmouth CHT contract to perform work on different classes of ships. Performing work on different classes of ships can cause our gross margins to vary widely from one quarter to the next because we make higher gross margins on certain classes of ships than we do on others. Moreover, we are often asked to perform work on ships outside of the state of Virginia. When we perform work under the Portsmouth CHT contract outside of the state of Virginia, we incur certain reimbursable travel costs that are included in both revenue and cost of goods sold. These reimbursable travel costs cause gross margins to be lower than the margins that would have otherwise been recognized had the work been performed in Virginia.

     Our five-year Portsmouth CHT contract with the U.S. Navy is due to expire in September 2002. This contract has been responsible for the majority of our consolidated revenue for several years. Management is currently making plans regarding the expiration of this contract and the anticipated re-solicitation by the U.S. Navy for these services. If the new contract is not awarded to us, it could have a material impact on our revenue and results of operations.

CRITICAL ACCOUNTING POLICIES

     High-quality financial statements require rigorous application of high-quality accounting policies. The policies discussed below are considered by management to be critical to an understanding of our financial statements because their application places the most significant demands on managements' judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

REVENUE RECOGNITION

     For chemical product sales, we recognize revenue at the time products are shipped to customers. For most service projects, we recognize revenue when the services are completed. For fixed price contracts that are in excess of 3 months, we recognize revenue on the percentage of completion method, measured by the percentage of cost incurred to date to estimated total cost for each contract. We use this method because management considers total cost to be the best available measure of progress on these contracts.

     Contract costs include all direct material, subcontract labor, and other costs related to contract performance, such as indirect labor, supplies, tools, and repairs. Selling, general, and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements may result in revisions to estimates of contract costs and profits and are recognized in the period in which the revisions are determined.

     The current asset, "costs and estimated earnings in excess of billings on uncompleted contracts" represents revenue recognized in excess of amounts billed. The current liability, "billings in excess of costs on uncompleted contracts," represents billings in excess of revenue recognized.

ALLOWANCE FOR DOUBTFUL ACCOUNTS AND DEFERRED TAX ASSETS

     Management analyzes accounts receivable to determine the ultimate collectibility of those accounts. If information is available to management to make a determination that there exists a reasonable possibility that an account might not be collectible, management creates a reserve for that account at the time of the determination and recognizes a related expense. If the account is later collected, the reserve and expense are reversed in the current accounting period. Since management must use its best judgment as to which accounts will be collected, there exists the risk that some accounts might not be collected and thus could have a negative impact on our liquidity and results of operations.

     Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when it is determined to be more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

IMPAIRMENT OF LONG-LIVED ASSETS

     We periodically evaluate the carrying value of long-lived assets and intangibles. We review long-lived assets and certain identifiable intangible assets to be held and used in operations for potential impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss is recognized if the sum of the expected long-term undiscounted cash flows is less than the carrying amount of the long-lived assets being evaluated. Future losses may be recorded if cash flows are less than expected.

ACCRUALS

     Loss contingencies are recorded as liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. Disclosure is required when there is a reasonable possibility that the ultimate loss will exceed the recorded provision. Contingent liabilities are often resolved over long time periods. Estimating probable losses requires analysis of multiple forecasts that often depend on judgments about potential actions by third parties such as regulators.

     Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to a complete understanding of the financial statements. Also see Note 1, Nature of Business and Summary of Significant Accounting Policies, which discusses other accounting policies relevant to our business.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 2001 COMPARED WITH FISCAL YEAR ENDED DECEMBER 31, 2000

     Sales for the fiscal year ended December 31, 2001 were $5,966,564 compared with $4,266,735 during fiscal 2000. Pipe cleaning services accounted for $4,381,089 in 2001, of which $2,670,958 was billed under the Portsmouth CHT contract with the United States Navy. In 2000, pipe-cleaning services accounted for $3,862,563 of which $3,120,898 was billed under the Portsmouth CHT contract. Tank cleaning services totaled $1,335,795 during fiscal 2001, our first year of offering these services. Industrial chemical sales were $249,680 during fiscal 2001 compared with $404,172 during fiscal 2000.

     Our sales mix during 2001 changed significantly from 2000. Although we continued to generate a large portion of our revenue from the cleaning of pipe systems on ships, our entrance into the tank cleaning services market significantly reduced the percentage of consolidated sales generated from pipe system cleaning pursuant to the Portsmouth CHT contract with the U.S. Navy. Our continued efforts to diversify our revenue base to different customers and markets in order to reduce our dependence on one large customer has had the effect of reducing the percentage of consolidated sales generated from pipe system cleaning pursuant to the Portsmouth CHT contract with the U.S. Navy from 73% in 2000 to 45% in 2001. We currently focus specific sales and marketing efforts in the areas of marine, industrial and municipal pipe cleaning as well as in the areas of marine and land based tank cleaning. In the future, we will continue our efforts to diversify our revenue sources and thereby our reliance on one large customer for a significant portion of our revenue. Sales of pipe cleaning services increased 13% during fiscal 2001. Tank cleaning services were offered for the first time during 2001. Sales of industrial chemicals decreased 38% during fiscal 2001.

     Consolidated gross margins were 42% during fiscal 2001 compared with 47% during fiscal 2000. The decrease in gross margin was primarily the result of our entrance into the tank cleaning market. Lower tank cleaning margins had the effect of lowering consolidated gross margins. We anticipate that future margins will fluctuate with changes in revenue mix and other operational factors.

     Gross profit increased to $2,503,316 during fiscal 2001 from $1,995,389 during fiscal 2000. The increase in gross profit was the result of higher revenue offset by lower consolidated gross margins. Selling expenses decreased to $291,509 during fiscal 2001 from $393,556 during fiscal 2000 while general and administrative expenses increased to $2,365,632 during fiscal 2001 from $1,864,771 during fiscal 2000. The decrease in selling expenses was the result of reductions in sales personnel and marketing in underperforming areas as well as a reduction in commission expenses. The increase in general and administrative expenses is primarily attributable to our entrance into the tank cleaning services market and the related expenses of starting, staffing and operating that division. Additionally, increases in management compensation, insurance and certain other expenses accounted for the balance of the increase.

     For the year ended December 31, 2001, our operating loss was $153,825 compared to an operating loss of $262,938 for the same period in 2000. Net loss for fiscal 2001 was $163,607 compared to a net loss for fiscal 2000 of $256,884.

LIQUIDITY AND CAPITAL RESOURCES

     Cash was $75,759 at December 31, 2001 and $302,392 at December 31, 2000 while working capital was $397,407 and $496,608 at those respective dates. The decreases in cash and working capital are a function of cash used for equipment and patent expenditures, cash used in the pay down of debt and cash used in operating activities.

     We have entered into a factoring agreement under which the factor purchases eligible accounts receivable and advances to us 80% of the purchased amount, not to exceed $600,000. Either party may cancel the agreement within 30 days' notice to the other party. Interest payable by us is calculated as a fixed discount fee equal to 1.0% of the amount of the receivable factored plus a variable discount fee computed on the amount advanced. Interest on the outstanding balance accrues on the basis of actual days elapsed from the date of the advance until five days after collection of such account. Our inventory, accounts receivable, contract rights, and other general intangibles secure the amounts factored under the agreement. We are required to maintain tangible net worth of not less than $750,000 during the term of the agreement. As of December 31, 2001, we had factored $416,976 of accounts receivable. Additionally, as of December 31, 2001, we had $2,570 in long-term debt.

     We rely primarily on our internally generated operating cash flow and our factoring arrangement to fund our operations and our business. We currently contract with a few major customers responsible for a large percentage of our revenue and we expect the high concentration levels to continue through 2002. Thus, any material delay, cancellation or reduction of orders from these customers could have a material adverse effect on our liquidity and operations.

     The table below describes our contractual obligations to make future payments under contracts such as debt and lease agreements:

                                                     Payments Due by Fiscal Year
                                                     ---------------------------
Contractual Obligations                                2002      2003      2004
-----------------------                              -------   -------   -------
Long-Term Debt and Other Financing Arrangements      $13,153   $ 1,338   $    --
Capital Lease Obligations                              6,791     1,232        --
Operating Leases                                      78,160    50,431     3,700

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

     We currently contract with a few customers responsible for a large percentage of our revenue and we expect the high concentration levels to continue through 2002. Thus, any material delay, cancellation, or reduction of orders from these customers could have a material adverse effect on our operations.

     While we believe that we will not need to raise additional capital because our current cash and revenue from operations will be sufficient for the foreseeable future, we may, in the future, sell additional securities to raise capital. Any such sale, if necessary, could substantially dilute the interest of our existing stockholders. We cannot provide any assurance that we will be able to sell additional securities at terms acceptable to us. We may, in the future, make acquisitions by utilizing debt financing. Any such acquisition and debt financing could have a material adverse impact on our liquidity and results of operations.

ITEM 7. FINANCIAL STATEMENTS

     Reference is made to the financial statements, the notes thereto, and the reports thereon, commencing on page F-1 of this report, which financial statements, notes, and report are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The following table sets forth certain information regarding each of our directors and executive officers.

         NAME                AGE                  POSITION
         ----                ---                  --------
S. Steven Carl...........    44     Chairman of the Board of Directors, Chief
                                     Executive Officer and President
Michael H. Harader.......    34     Vice President of Finance, Chief
                                     Financial Officer
John A. Gulick III.......    46     Vice President, Corporate General Counsel
R. John Armstrong........    58     Director
Robert Affholder.........    66     Director

     S. STEVEN CARL has served as our Chairman of the Board of Directors since February 1996, and has served as our Chief Executive Officer and as a director of our company since August 1995. Mr. Carl has served as our President since May 1997 until the present, and also from August 1995 until February 1996. Mr. Carl served as the President and Chief Executive Officer of CCT Corporation, a wholly owned subsidiary of our company acquired in May 1995.

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

     R. JOHN ARMSTRONG has been a Director of our company since January 1, 1999. Mr. Armstrong served eleven years in the U.S. Navy, with experience in ship design, construction and maintenance, with a four-year tour at a SupShip (supervisor of shipbuilding office), serving in quality assurance, contracts, and planning departments in addition to serving two years on the engineering faculty at the Naval Academy. Following his resignation from the Navy, Mr. Armstrong served as a Project Manager and, ultimately, Executive Vice President of a professional services company in Washington DC, providing engineering and computer services to a broad spectrum of clients. In 1986, Mr. Armstrong became the President of Seaward Marine Services, Inc., engaged in international diving services.

     ROBERT W. AFFHOLDER has been a Director of our company since October 1, 2000. Mr. Affholder has been Senior Executive Vice President of Insituform Technologies, Inc., a public company, since 1996. Mr. Affholder was previously, since 1995, Senior Vice President-Chief Operating Officer of North American Contracting Operations of Insituform Technologies, Inc. Mr. Affholder was President of Insituform Mid-America, Inc. from 1987 until its acquisition by Insituform Technologies, Inc. in 1995, and was Vice Chairman of Insituform Mid-America, Inc. from 1993 to 1995.

BOARD OF DIRECTORS

     Directors are elected to serve until the next annual meeting of our stockholders or until their successors are qualified and elected. Officers serve at the discretion of our board of directors.

     Outside directors receive an annual retainer in the amount of $15,000, payable as follows, (a) $1,500 semi-annually on the first day of the second and fourth quarters following such election, (b) $1,000 for personal attendance at quarterly meetings of our board of directors, and (c) the issuance of our common stock payable quarterly on the first day of each quarter in an amount equivalent to $2,000 of market value measured on the close of trading of the last trading day of the prior quarter. We reimburse expenses of our outside directors incurred in connection with service to our company.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Section 16(a) of the Exchange Act requires our directors, officers, and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors, and 10% stockholders are required to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us and written representation that no other reports were required, during the year ended December 31, 2001, such persons complied with all Section 16(a) filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth information concerning the compensation paid or accrued to our Chief Executive Officer for the three years ended December 31, 2001. None of our other executive officers earned cash salary and bonus exceeding $100,000 during fiscal 2001.

                                                                         LONG TERM COMPENSATION
                                                                      -----------------------------
                                                                                 AWARDS
                                                                      -----------------------------
                                              ANNUAL COMPENSATION                       SECURITIES
NAME AND                                     ---------------------    RESTRICTED STOCK  UNDERLYING          OTHER
PRINCIPAL POSITION                   YEAR     SALARY (1)    BONUS        AWARDS(3)      OPTIONS (2)    COMPENSATION(4)
------------------                   ----     ----------    -----        ---------      -----------    ---------------
S. Steven Carl....................   2001      $140,233    $25,000              --        125,000          $9,285
   Chairman of the Board, Chief      2000      $129,706    $21,282              --             --          $8,155
   Executive Officer, and
   President                         1999      $122,469    $25,044         $16,500             --          $6,356

----------
(1) Mr. Carl also received certain perquisites, the value of which did not exceed 10% of his salary and bonus during fiscal 2001.
(2) The exercise prices of all stock options granted were equal to the fair market value of our common stock on the date of grant.
(3) The awards of restricted stock are calculated by multiplying the closing market price of our common stock on the date of grant by the number of shares awarded.
(4) Other compensation consists of 401(k) Plan matching contributions and an automobile allowance.

EMPLOYMENT AGREEMENT

     During June 2001, we entered into an employment agreement with S. Steven Carl. The employment agreement had an initial term through June 15, 2002, and is subject to automatic renewal for successive one-year terms unless either party requests to renegotiate or terminates the agreement by giving the other party at least six months' written notice.

     Mr. Carl's employment agreement provides for him to serve as our President and Chief Executive Officer. The employment agreement provides for Mr. Carl to receive a base salary of $145,000. However, in the event the agreement is automatically renewed, the base salary will not increase without approval by the Board of Directors. Mr. Carl is also entitled to receive annual bonuses, payable in cash or with shares of our common stock, equal to 7.5% our annual EBITDA before giving effect to any extraordinary accounting events or accounting impacts from discontinued operations. Mr. Carl received a bonus of $25,000 during fiscal 2001. The value of bonuses paid in common stock shall be based on the closing bid price of our common stock on the last trading day of the relevant year to which the bonus relates. Our Board of Directors may also award Mr. Carl such other bonuses and increases in base salary as warranted from time to time.

     In addition, the employment agreement generally requires us to

     * provide Mr. Carl with a monthly car allowance of $500 or an automobile suitable for business use;

     * reimburse Mr. Carl for all travel, entertainment, and other ordinary and necessary expenses incurred in connection with our business and his duties under the employment agreements; and

     * provide such other fringe benefits that we make generally available to our other senior executives.

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

     The employment agreement also prohibits Mr. Carl from

     * competing with us for a period of 18 months following the termination of his employment with our company;

     * taking certain actions intended to solicit other persons to terminate their business relationship with us or to terminate his or her employment relationship with us; and

     * making unauthorized use or disclosure of our trade secrets or other confidential information.

PERFORMANCE EQUITY PLAN

     During 1996, we adopted the Performance Equity Plan to enable our company to offer to our key employees, officers, directors, and consultants an opportunity to acquire a proprietary interest in our company and to link their interests and efforts to the long-term interests of our stockholders. Our stockholders approved the plan during July 1996. The plan provides for the granting of awards to employees, officers, directors, and consultants eligible to receive awards under the plan. These awards may include stock options, restricted stock, stock appreciation rights, deferred stock, stock reload options, and other stock based awards. A total of 1,000,000 shares of common stock may be issued under the plan. As of March 15, 2002, we have issued 80,000 shares of restricted stock under the plan, and there were outstanding options to acquire 885,000 shares of our common stock. The plan will remain in effect until no further grants can be made and no awards remain outstanding, however, incentive stock options may only be granted through May 2006.

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

1993 INCENTIVE STOCK OPTION PLAN

     During October 1993, we adopted, and our stockholders approved, the 1993 Incentive Stock Option Plan to advance the interests of our company by encouraging and enabling key employees to acquire a financial interest in our company and to link their interests and efforts to the long-term interests of our stockholders. The plan provides for the granting of stock options to key employees of our company. A total of 350,000 shares of common stock may be issued under the plan. As of March 15, 2002, 10,000 shares of our common stock had been issued upon exercise of options granted under the plan, and there were outstanding options to acquire 242,500 shares of our common stock under the plan.

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

OPTIONS AND WARRANTS

     In addition to the options under the 1993 Plan and the Performance Equity Plan, as of March 15, 2002, we had outstanding the following options and warrants to purchase an aggregate of 917,500 shares of our common stock:

     * warrants to purchase 567,500 shares of common stock at exercises prices ranging from $0.22 to $2.00 per share issued to consultants. These warrants are currently exercisable and expire on various dates through September 2005; and

     * other options to purchase 350,000 shares of common stock at exercise prices ranging from $0.31 to $1.75 per share issued to employees. These options are currently exercisable and expire on various dates through December 2005.

OPTION GRANTS

     The following table provides information on stock options granted to Mr. Carl during the fiscal year ended December 31, 2001.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                INDIVIDUAL GRANTS
                             ---------------------------------------------------
                              NUMBER OF      PERCENT OF
                             SECURITIES    TOTAL OPTIONS
                             UNDERLYING      GRANTED TO    EXERCISE
                              OPTIONS      EMPLOYEES IN     PRICE     EXPIRATION
NAME                         GRANTED (#)     FISCAL YEAR    ($/SH)       DATE
----                         -----------     -----------    ------       ----
S. Steven Carl.....           50,000(1)         10.4%        $0.19      3/29/11
                              75,000(2)         15.6%        $0.10     11/01/11

----------
(1)  All of the options vested and became exercisable on March 29, 2001.
(2)  All of the options vested and became exercisable on November 1, 2001.

YEAR END OPTION HOLDINGS

     The following table provides information with respect to options held by Mr. Carl as of December 31, 2001. Mr. Carl did not exercise options during fiscal 2001.

                      OPTIONS HELD AS OF DECEMBER 31, 2001

NAME                          EXERCISABLE(1)        UNEXERCISABLE
----                          --------------        -------------
S. Steven Carl.....              362,500                  --

----------
(1) None of the unexercised options listed had any value at fiscal year-end, because the exercise prices of all options held by Mr. Carl were equal to or greater than $0.10 per share, which was the closing sales price of our common stock as quoted on the OTCBB on December 31, 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the shares of our common stock beneficially owned as of March 1, 2002 by Mr. Carl, each of our directors, each person known by us to be the beneficial owner of more than 5% of our common stock, and all of our directors and officers as a group.

                                                        SHARES
                                                     BENEFICIALLY
NAME OF BENEFICIAL OWNER                               OWNED (1)     PERCENT (2)
------------------------                               ---------     -----------

DIRECTORS AND EXECUTIVE OFFICERS:
S. Steven Carl...................................       880,209 (3)        7.2%
R. John Armstrong................................       162,318            1.4%
Robert Affholder.................................        79,613             *

All directors and executive officers as
 a group (5 persons) (4).........................     1,748,340           14.0%

5% STOCKHOLDERS:
Lance Laifer (5).................................     3,375,516           28.4%
Norman H. Pessin (6).............................       985,000            8.3%
Shelby A. Carl (7)...............................       638,470            5.3%

----------
*    Less than 1%
(1) Except as indicated, and subject to community property laws when applicable, each officer and director named in the table above has sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Except as otherwise indicated, each director, officer, or 5% stockholder may be reached through our offices at 2215 West Melinda Lane, Suite A, Phoenix, Arizona 85027.
(2) The percentages shown are calculated based upon 11,904,872 shares of common stock outstanding on March 1, 2002. The numbers and percentages shown include the shares of common stock actually owned as of March 1, 2002 and the shares of common stock that the person or group had the right to acquire within 60 days of March 1, 2002. In calculating the percentage of ownership, all shares of common stock that the identified person or group had the right to acquire within 60 days of March 1, 2002 upon the exercise of options and warrants are deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.
(3) Includes 362,500 shares of common stock issuable upon exercise of stock options.
(4) All directors and our executive officers as a group includes two additional executive officers who are not listed individually in the table.
(5) The information is based solely upon a Schedule 13D/A filed with the Securities and Exchange Commission on April 11, 2001. Hilltop Partners, L.P., Laifer Capital Management, Inc., and Lance Laifer are affiliates with respect to each other. Hilltop beneficially owns 1,664,616 shares of our common stock, and Laifer Capital Management beneficially owns 3,375,516 shares of our common stock in its capacity as investment advisor to various investment entities including Hilltop. Mr. Laifer is the president, sole director, and principal stockholder of Laifer Capital Management, Inc., and is deemed to have the same beneficial ownership as Laifer Capital
     Management, Inc. The address for Hilltop Partners, Laifer Capital Management, and Lance Laifer are c/o Laifer Capital Management, Inc., 450 Seventh Avenue, Suite 1604, New York, New York 10123.
(6) Norman H. Pessin is a principal of Neuberger & Berman, LLC, a registered broker/dealer and registered investment advisor. Mr. Pessin has sole voting and dispositive power with respect to all shares of our common stock held by him. The address for Mr. Pessin is c/o Neuberger & Berman LLC, 605 Third Avenue, New York, NY 10158-3698.
(7) Includes 50,000 shares of common stock issuable upon exercise of stock options and warrants.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

EXHIBIT
NUMBER                                 EXHIBIT
------                                 -------

3.1            Certificate of Incorporation of the Registrant (1)
3.2            Bylaws of the Registrant (1)
4.1            Specimen of Common Stock certificate (1)
10.1           1993 Incentive Stock Option Plan, as amended (1)
10.2           Agency  Agreement  between  the  Registrant  and  GKN  Securities
               Corporation dated March 4, 1996 (2)
10.3           Form of Purchase Option issued to GKN Securities  Corporation and its designees (2)
10.6           1996 Performance Equity Plan (3)
10.7           Form of Purchase Option issued to GKN Securities  Corporation and its designees dated June 18, 1997 (4)
10.8           Account  Transfer  and  Purchase  Agreement  by and  between  the
               Registrant,  H.E.R.C.  Consumer Products, Inc., and KBK Financial
               Incorporated dated September 22, 1997 (4)
10.9           Agreement by and between the  Registrant  and the U.S. Navy dated
               May 23, 1997 (4)
10.11          Form of Warrant Agreement between the Registrant and Jerry Ludwig and Associates dated September 3, 1997 (4)
10.12          Form of Warrant  Agreement between the Registrant and Shelby Carl dated September 3, 1997 (4)
10.13          Amendment  to  Stock  Option  Agreement  by and  between  Gary S.
               Glatter and the Registrant dated March 23, 1995 (4)
10.14          Amendment No. 2 to Stock Option  Agreement by and between Gary S.
               Glatter and the Registrant dated February 1, 1997 (4)
10.15          Employment  Agreement  by and  between  S.  Steven  Carl  and the
               Registrant dated June 15, 1999 (5)
10.16          Employment  Agreement  dated June 15, 2001 between S. Steven Carl and the Registrant
21             Subsidiaries of the Registrant
23.1           Consent of Arthur Andersen LLP
23.2           Consent of McGladrey & Pullen, LLP

----------
(1) Incorporated by reference to the Registrant's Registration Statement on Form SB-2, (Registration No. 33-75166), as filed with the Commission on February 11, 1994.
(2) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, as filed with the Commission on April 15, 1996.
(3) Incorporated by reference to the Registrant's Schedule 14A, as filed with the Commission on May 16, 1996.
(4) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997, as filed with the Commission on March 31, 1998.
(5) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999, as filed with the Commission on November 15, 1999.

(b)  REPORTS ON FORM 8-K

     Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     H.E.R.C. PRODUCTS INCORPORATED


                                     By: /s/ S. Steven Carl
                                         ---------------------------------------
Dated:  March 28, 2002                   S. Steven Carl, Chief Executive Officer
                                         and President (Principal Executive
                                         Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       SIGNATURE                         POSITION                      DATE
       ---------                         --------                      ----

/s/ S. Steven Carl               Chairman of the Board,           March 28, 2002
---------------------------      Chief Executive Officer,
S. Steven Carl                   and President


/s/ Michael H. Harader           Chief Financial Officer          March 28, 2002
---------------------------      (Principal Financial and
Michael H. Harader               Accounting Officer)


/s/ John A. Gulick III           Vice-President-Office of         March 28, 2002
---------------------------      General Counsel
John A. Gulick III


/s/ R. John Armstrong            Director                         March 28, 2002
---------------------------
R. John Armstrong


/s/ Robert Affholder             Director                         March 28, 2002
---------------------------
Robert Affholder

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            PAGE
                                                                            ----

Reports of Independent Public Accountants...............................     F-2

Financial Statements:

Consolidated Balance Sheet as of December 31, 2001......................     F-4

Consolidated Statements of Operations for the years ended
 December 31, 2001 and 2000.............................................     F-5

Consolidated Statements of Stockholders' Equity for the years ended
 December 31, 2001 and 2000.............................................     F-6

Consolidated Statements of Cash Flows for the years ended
 December 31, 2001 and 2000.............................................     F-7

Notes to Consolidated Financial Statements..............................     F-8

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
H.E.R.C. Products Incorporated
and Subsidiaries
Phoenix, Arizona


We have audited the accompanying consolidated balance sheet of H.E.R.C. Products Incorporated and Subsidiaries as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of H.E.R.C. Products Incorporated and Subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ McGladrey & Pullen, LLP


Phoenix, Arizona
March 11, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To H.E.R.C. Products Incorporated:

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of H.E.R.C. Products Incorporated (a Delaware corporation) and Subsidiaries (the Company) for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of the Company's operations and its cash flows for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

                                        /s/ Arthur Andersen LLP


Phoenix, Arizona
March 15, 2001

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                           Consolidated Balance Sheet

                                December 31, 2001


                                     ASSETS
CURRENT ASSETS
  Cash                                                             $     75,759
  Trade accounts receivable, net of allowance for                       602,468
    doubtful accounts of $35,269 (NOTE 10)
  Inventories                                                            27,061
  Costs of uncompleted contracts                                        150,530
  Costs and estimated earnings in excess of billings                     74,289
    on uncompleted contracts (NOTE 2)
  Other receivables, includes unbilled amounts of $53,437                66,112
  Prepaid expenses                                                       51,008
                                                                   ------------
      Total Current Assets                                            1,047,227
                                                                   ------------

PROPERTY AND EQUIPMENT (NOTE 3)
  Property and equipment                                              1,374,993
  Less: accumulated depreciation                                       (938,755)
                                                                   ------------
      Net Property and Equipment                                        436,238
                                                                   ------------

OTHER ASSETS
  Patents, net of accumulated amortization of $100,397                  107,366
  Patents pending                                                       117,954
  Refundable deposits and other assets                                    9,940
                                                                   ------------
      Total Other Assets                                                235,260
                                                                   ------------
                                                                   $  1,718,725
                                                                   ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                 $    287,259
  Accrued wages                                                         117,350
  Current portion of notes payable (NOTE 3)                              19,944
  Other accrued expenses                                                225,267
                                                                   ------------
      Total Current Liabilities                                         649,820

LONG-TERM LIABILITIES
  Notes payable, net of current portion (NOTE 3)                          2,570
                                                                   ------------
      Total Liabilities                                                 652,390
                                                                   ------------

COMMITMENTS AND CONTINGENCIES (NOTES 8 AND 12)

STOCKHOLDERS' EQUITY (NOTE 5)
  Preferred stock, $0.01 par value; authorized 1,000,000 shares;
    issued and outstanding zero shares                                       --
  Common stock, $0.01 par value; authorized 40,000,000 shares;
    issued and outstanding 11,864,872 shares                            118,649
  Additional paid-in capital                                         14,012,464
  Accumulated deficit                                               (13,064,778)
                                                                   ------------
      Total Stockholders' Equity                                      1,066,335
                                                                   ------------
                                                                   $  1,718,725
                                                                   ============

The accompanying notes are an integral part of this consolidated balance sheet.

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Operations


                                                     Years Ended December 31,
                                                   ----------------------------
                                                       2001            2000
                                                   ------------    ------------
SALES                                              $  5,966,564    $  4,266,735
COST OF SALES                                         3,463,248       2,271,346
                                                   ------------    ------------
GROSS PROFIT                                          2,503,316       1,995,389
SELLING EXPENSES                                        291,509         393,556
GENERAL AND ADMINISTRATIVE EXPENSES                   2,365,632       1,864,771
                                                   ------------    ------------
OPERATING LOSS                                         (153,825)       (262,938)
                                                   ------------    ------------
OTHER INCOME (EXPENSE)
  Interest expense                                      (68,335)        (15,014)
  Miscellaneous                                           6,175          19,964
  Gain on sale or disposal of equipment                  52,378           1,104
                                                   ------------    ------------
      Total Other Income (Expense)                       (9,782)          6,054
                                                   ------------    ------------
NET LOSS BEFORE INCOME TAXES                           (163,607)       (256,884)
  Income tax provision                                       --              --
                                                   ------------    ------------
NET LOSS                                           $   (163,607)   $   (256,884)
                                                   ============    ============

NET LOSS PER COMMON SHARE -BASIC AND DILUTED       $      (0.01)   $      (0.02)
                                                   ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC                                                11,792,950      11,682,847
                                                   ============    ============
DILUTED                                              11,792,950      11,682,847
                                                   ============    ============

The accompanying notes are an integral part of this consolidated balance sheet.

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity


                                                           COMMON STOCK           ADDITIONAL
                                                    ---------------------------     PAID-IN      ACCUMULATED
                                                       SHARES         AMOUNT        CAPITAL        DEFICIT           TOTAL
                                                    ------------   ------------   ------------   ------------    ------------
BALANCE, DECEMBER 31, 1999                            11,652,853   $    116,529   $ 13,972,584   $(12,644,287)   $  1,444,826

Net loss                                                      --             --             --       (256,884)       (256,884)

Issuance of shares of common stock (NOTE 5)               49,875            498         17,501             --          17,999
                                                    ------------   ------------   ------------   ------------    ------------

BALANCE, DECEMBER 31, 2000                            11,702,728        117,027     13,990,085    (12,901,171)      1,205,941

Net loss                                                      --             --             --       (163,607)       (163,607)

Issuance of shares of common stock (NOTE 5)              162,144          1,622         22,379             --          24,001
                                                    ------------   ------------   ------------   ------------    ------------

BALANCE, DECEMBER 31, 2001                            11,864,872   $    118,649   $ 14,012,464   $(13,064,778)   $  1,066,335
                                                    ============   ============   ============   ============    ============

The accompanying notes are an integral part of this consolidated balance sheet.

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows


                                                                                Years Ended December 31,
                                                                                ------------------------
                                                                                   2001          2000
                                                                                ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                      $ (163,607)   $ (256,884)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities
      Depreciation and amortization                                                258,379       244,637
      Gain on sale or disposal of equipment                                        (52,378)       (1,104)
      Common stock issued for services                                              24,001        17,999
      (Increase) decrease in assets
        Trade accounts receivable                                                 (274,691)      545,268
        Inventories                                                                 11,070         7,859
        Costs of uncompleted contracts                                             (77,633)       45,546
        Costs and estimated earnings in excess of billings
          on uncompleted contracts                                                 (74,289)           --
        Other receivables                                                          (55,761)       (1,740)
        Prepaid expenses                                                            33,228        29,544
        Refundable deposits and other assets                                        12,913        39,726
      Increase (decrease) in liabilities
        Accounts payable                                                           182,032      (158,235)
        Accrued wages and other accrued expenses                                   164,453      (166,937)
        Customer deposits                                                          (42,617)       42,617
                                                                                ----------    ----------
            Net cash provided by (used in) operating activities                    (54,900)      388,296
                                                                                ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                            (120,032)     (112,962)
  Cash received from the sale of equipment                                         135,000         7,170
  Expenditures related to patents and patents pending                              (45,530)      (22,274)
                                                                                ----------    ----------
            Net cash used in investing activities                                  (30,562)     (128,066)
                                                                                ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of notes payable and long-term debt                       198,262       151,870
  Principal payments under notes payable                                          (339,433)     (175,430)
                                                                                ----------    ----------
            Net cash used in financing activities                                 (141,171)      (23,560)
                                                                                ----------    ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (226,633)      236,670
CASH AT BEGINNING OF PERIOD                                                        302,392        65,722
                                                                                ----------    ----------
CASH AT END OF PERIOD                                                           $   75,759    $  302,392
                                                                                ==========    ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for interest                                        $   68,335    $   15,014
                                                                                ==========    ==========
Cash paid during the period for income taxes                                    $       --    $       --
                                                                                ==========    ==========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Purchase of assets through assumption of debt                                   $  150,517    $       --
                                                                                ==========    ==========

The accompanying notes are an integral part of this consolidated balance sheet.

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

H.E.R.C. Products Incorporated and subsidiaries (the "Company") provides pipeline rehabilitation, tank cleaning, and other services for marine, fire protection, potable water, wastewater, industrial and other systems and manufactures and sells specialty chemicals. The Company provides services primarily to the U.S. Government and to U.S. corporations in the United States of America and in various locations throughout the world.

The Company's strategy has involved concentrating its efforts on providing pipeline rehabilitation and other system cleaning services to a diverse group of customers. The Company has undertaken and continues to undertake substantial efforts to diversify its customer base and expand its markets. In 2001 and 2000, sales to the U.S. Navy under the Portsmouth CIS contract were 45% and 73%, respectively, of consolidated sales. The 5-year U.S. Navy contract is renewable each year at the option of the U.S. Navy. The U.S. Navy has renewed the contract for each option year including the final option year that ends September 2002. For each year the U.S. Navy renews the contract, the minimum annual amount that the U.S. Navy must spend with HERC to meet the obligations of the contract is approximately $75,000. The 5-year U.S. Navy contract expires in September 2002. Included in accounts receivable at December 31, 2001 is $181,204 for the U.S. Navy.

PRINCIPLES OF CONSOLIDATION AND USE OF ESTIMATES

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. All references to the Company herein refer to the Company and its subsidiaries.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when it is determined to be more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

STOCK-BASED COMPENSATION

The Company accounts for stock-based employee compensation under the requirements of Accounting Principles Board (APB) Opinion No. 25, which does not require compensation to be recorded if the consideration to be received is at least equal to fair value of the common stock to be received at the measurement date. Nonemployee stock-based transactions are accounted for under the requirements of SFAS No. 123, Accounting for Stock-Based Compensation, which requires compensation to be recorded based on the fair value of the securities issued or the services received, whichever is more reliably measurable.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair values. Accordingly, the estimates may not be indicative of the amounts that would be realized in a current market exchange. The carrying values of trade accounts receivable, accounts payable, other accrued liabilities and notes payable approximate fair value due to the short maturities of these instruments.

INVENTORIES

Inventories are stated at market cost (net realizable value). Cost is determined by a method that approximates first-in, first-out. Inventories consist primarily of raw materials and finished goods.

CONCENTRATIONS OF CREDIT RISK

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and trade accounts receivable. The Company from time to time may have bank deposits in excess of the FDIC insurance limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

COMPREHENSIVE INCOME

For the years ended December 31, 2001 and 2000, the Company had no components of comprehensive income and, therefore, net income is equal to comprehensive income.

PROPERTY, EQUIPMENT AND DEPRECIATION

Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets by the straight-line method for financial reporting.

Property and equipment at December 31, 2001 are:

      Equipment                                                   $ 1,150,903
      Office furniture, computers and leasehold improvements          224,090
                                                                  -----------
                                                                    1,374,993
      Less accumulated depreciation                                  (938,755)
                                                                  -----------
      Net property and equipment                                  $   436,238
                                                                  ===========

The useful lives of property and equipment for computing depreciation range from three to ten years. Depreciation expense was $237,603 and $219,208 for the years ended December 31, 2001 and 2000, respectively. The depreciation expense on assets acquired under capital lease is included with depreciation expense on owned assets. Assets acquired under capital leases totaled $27,268 and accumulated depreciation on these assets totaled $12,251 at December 31, 2001.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company periodically evaluates the carrying value of long-lived assets and intangibles. Long-lived assets and certain identifiable intangible assets to be held and used in operations are reviewed for potential impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss is recognized if the sum of the expected long-term undiscounted cash flows is less than the carrying amount of the long-lived assets being evaluated. Future losses may be recorded if cash flows are less than expected.

PATENTS AND PATENTS PENDING

Patents issued are stated at cost and amortized on the straight-line basis over 10 years. Costs for patents pending are amortized when the patents are awarded. Unamortized costs for patents that are denied or have no continuing application to the Company's ongoing businesses as well as maintenance costs are expensed. Such expenses were approximately $12,000 and $8,000 for the years ended 2001 and 2000, respectively.

ACCOUNTS RECEIVABLE

The Company factors certain receivables without recourse which meet the criteria for sales and are treated accordingly.

REVENUE RECOGNITION

For chemical product sales, the Company recognizes revenue at the time products are shipped to customers. For most service projects, the Company recognizes revenue and costs when the services are completed. For fixed price contracts in excess of 3 month duration, revenue is recognized on the percentage of completion method, measured by the percentage of cost incurred to date to estimated total cost for each contract. This method is used because management considers total cost to be the best available measure of progress on these contracts. During 2001 the Company was awarded a contract that is expected to have a duration that is longer than normal. Thus, the percentage of completion method was initially adopted in 2001.

Contract costs include all direct material, subcontract labor and other costs related to contract performance, such as indirect labor, supplies, tools and repairs. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements may result in revisions to estimates of contract costs and profits and are recognized in the period in which the revisions are determined.

The current asset, "costs and estimated earnings in excess of billings on uncompleted contracts" represents revenue recognized in excess of amounts billed. The current liability, "billings in excess of costs on uncompleted contracts," represents billings in excess of revenue recognized.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. The Company estimates that it spent approximately $12,000 and $24,000 on research and development activities during fiscal 2001 and 2000, respectively.

LOSS PER SHARE

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year.

A reconciliation of the basic and diluted loss per share (EPS) computation for the years ended December 31, 2001 and 2000 is as follows:

                                              YEAR ENDED DECEMBER 31, 2001
                                        ---------------------------------------
                                          NET LOSS       SHARES       PER SHARE
                                        (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                        ----------     ----------     --------
Basic EPS                               $ (163,607)    11,792,950     $  (0.01)

Effect of stock options and warrants            --             --
                                        ----------     ----------
Diluted EPS                             $ (163,607)    11,792,950     $  (0.01)
                                        ==========     ==========     ========

                                              YEAR ENDED DECEMBER 31, 2000
                                        ---------------------------------------
                                          NET LOSS       SHARES       PER SHARE
                                        (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                        ----------     ----------     --------
Basic EPS                               $ (256,884)    11,682,847     $  (0.02)

Effect of stock options and  warrants           --             --
                                        ----------     ----------
Diluted EPS                             $ (256,884)    11,682,847     $  (0.02)
                                        ==========     ==========     ========

At December 31, 2001, there were 50,000 options outstanding with an exercise price of $0.09 per share. These options would be dilutive if there was net income. These options have not been included in the calculation since they would be anti-dilutive.

RECENTLY ISSUED ACCOUNTING STANDARDS,

In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and
Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). The applicable provisions of this Statement are effective for the Company's financial statements beginning January 1, 2002. Management does not anticipate that the adoption of this Statement will have a significant effect on the Company's financial statements.

SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets, modify the accounting for business combinations, goodwill and identifiable intangible assets. As of January 1, 2002, all goodwill and indefinite-lived intangible assets must be tested for impairment and a transition adjustment will be recognized. Management does not believe that this will have a material impact on its liquidity or results of operations.

SFAS 143, Accounting for Asset Retirement Obligations, Requires recognition of the fair value of obligations associated with the retirement of long-lived assets when there is a legal obligation to incur such costs. This amount is accounted for like an additional element of the corresponding asset's cost, and is depreciated over that asset's useful life. SFAS 143 will be effective for the Company on January 1, 2003. Management does not believe that this will have a material impact on its liquidity or results of operations.

2. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The components of contracts in progress consist of the following at December 31, 2001:

Total amounts of contracts                                             $371,716
                                                                       ========

Costs incurred on uncompleted contracts                                $305,008
Estimated earnings                                                       52,060
                                                                       --------
                                                                        357,068
Less billings to date                                                   282,779
                                                                       --------
Costs and estimated earnings in excess of
  billings on uncompleted contracts                                    $ 74,289
                                                                       ========

3. LONG TERM DEBT AND OTHER FINANCING  ARRANGEMENTS

Long term debt and other financing arrangements consist of the following at December 31, 2001:

Equipment financing                                                    $ 14,500
Insurance financing                                                       8,014
                                                                       --------
Total financing                                                          22,514
Less current portion                                                    (19,944)
                                                                       --------
Total long term debt                                                   $  2,570
                                                                       ========

4. INCOME TAXES

The Company has experienced recurring losses and as such, there is no provision (benefit) for income taxes.

The components of deferred taxes as of December 31, 2001, are as follows:

Current deferred tax assets:
  Accruals not currently deductible for tax                    $    26,400
  Current portion of valuation allowance                           (26,400)
                                                               -----------
                                                               $        --
                                                               ===========

Non-current deferred tax assets:
  Equipment                                                    $    67,800
  Net operating loss carry forwards for federal
   and state purposes                                            2,740,000
  Non-current portion of valuation allowance                    (2,807,800)
                                                               -----------
                                                               $        --
                                                               ===========

The Company was in a consolidated tax loss position for the years ended December 31, 2001 and December 31, 2000, and therefore had no current federal income tax expense. Deferred tax assets as of December 31, 2001 arising primarily from loss carry forward benefits have not been recorded because of the uncertainty of realizing such benefits.

Because the Company has no prior year carry-back taxable income, the expected tax benefit from the 2001 and 2000 operating losses results in deferred tax assets which have been fully reserved

Net operating loss carry forwards for federal tax purposes totaled approximately $7,325,000 at December 31, 2001. These losses are available for carry forward against future years' taxable income, subject to certain limitations, and expire in various years from 2008 through 2022.

5. STOCKHOLDERS' EQUITY

COMMON STOCK

In April 1996, the Company completed the private placement of 3,214,902 units at a price of $.85 per unit and received net proceeds of approximately $2,277,000. Each unit consisted of one share of Common Stock and one warrant, which entitled the holder to purchase one share of Common Stock at a price of $2 per share, subject to adjustment, until April 3, 1999. All 3,214,902 warrants expired on April 3, 1999. In addition, the placement agent was granted a warrant to acquire 321,490 units at $.9375 per unit which consists of one share of Common Stock and one warrant to acquire one share of Common Stock at $2.00 per share. In June 1997, the placement agent partially exercised the units and acquired 150,000 shares of common stock and 150,000 warrants. Such warrants are currently exercisable and expire on June 18, 2002. The remaining 171,490 units expired April 3, 2001. In connection with the partial exercise, the Company granted warrants to purchase an aggregate of 150,000 shares of Common Stock at $1.3125 per share to the placement agent. Such warrants are currently exercisable and expire on June 18, 2002.

During 2001 and 2000, the Company issued 162,144 and 49,875 shares of Common Stock, respectively, to its outside directors as a part of their annual compensation.

WARRANTS

As of December 31, 2001, outstanding warrants issued for the purchase of shares of Common Stock to various consultants at exercise prices ranging from $0.21875 to $2.00 per share totaled 142,500. The Company valued the warrants at the date of grant using a Black-Scholes model and is amortizing the costs over the service period. All such warrants are currently exercisable within the above price range and expire at various dates through September 2005.

In 1996, the placement agent for the 1996 private offering of Preferred Stock was granted a warrant to acquire 85,000 shares of Common Stock at $3.00 per share. The warrants expired in December 2001.

Warrants for the purchase of 125,000 shares of common stock were issued to a lender in September 1997. Such warrants are currently exercisable at prices ranging from $1.18 to $1.475 through August 2003.

6. STOCK BASED COMPENSATION

In October 1993, the Company adopted an incentive stock option plan for 350,000 shares of Common Stock that may be granted to employees. The Company adopted an additional plan in 1996 for 1,000,000 shares of Common Stock for grant to employees, officers, directors and consultants of the Company. The exercise price per share may not be less than the fair market value on the date of the grant. Generally, options granted vest over a period up to five years and expire over varying periods through 2011.

In addition to the above plans, the Company granted: (1) a former officer options to purchase 250,000 shares of Common Stock at an exercise price of $1.75 per share. The options are currently exercisable and expire not later than December 31, 2005; (2) various key employees options to purchase 140,000 shares of Common Stock at an exercise price of $0.3125 per share. Of the 140,000 options granted through 1995, 40,000 expired in December 2001 and the remaining 100,000 are currently exercisable and expire December 2002.

Overall activity in the Company's stock options:

                                             YEARS ENDED DECEMBER 31,
                                -----------------------------------------------
                                        2001                     2000
                                ---------------------    ----------------------
                                            WEIGHTED-                 WEIGHTED-
                                             AVERAGE                   AVERAGE
                                            EXERCISE                  EXERCISE
                                  OPTIONS     PRICE        OPTIONS      PRICE
                                ----------  ---------    ----------   ---------
Outstanding, at beginning
 of year                         1,104,500    $0.67       1,064,500     $0.69
Granted                            482,000     0.14          80,000      0.36
Exercised                               --       --              --        --
Canceled/Expired                   (87,800)    0.33         (40,000)     0.37
                                ----------    -----      ----------     -----
Outstanding at end of year       1,498,700     0.52       1,104,500      0.67
                                ==========    =====      ==========     =====
Exercisable at end of year       1,227,500     0.60         956,000      0.72
                                ==========    =====      ==========     =====

Details regarding the options outstanding at December 31, 2001:

                  OUTSTANDING                                EXERCISABLE
----------------------------------------------------   ----------------------
                               WEIGHTED     WEIGHTED                 WEIGHTED
  EXERCISE                      AVERAGE      AVERAGE                  AVERAGE
   PRICE                       REMAINING    EXERCISE                 EXERCISE
   RANGE           NUMBER        LIFE         PRICE      NUMBER        PRICE
  --------       ----------    ---------    --------   ----------    --------
$0.09 - $0.10       290,000      9.82        $0.098       150,000     $0.100
$0.17 - $0.25       192,000      8.40        $0.194       125,000     $0.190
$0.30 - $0.32       706,700      1.67        $0.312       663,500     $0.312
$0.37 - $0.40        30,000      6.48        $0.395         9,000     $0.391
$1.00 - $1.75       280,000      2.28        $1.723       280,000     $1.723
                 ----------                            ----------
                  1,498,700                             1,227,500
                 ==========                            ==========

The weighted-average grant-date fair value of stock options granted to employees during the years and the weighted average significant assumptions used to determine those fair values using a Black-Scholes option pricing model, and the pro forma effect on earnings of the fair value accounting for stock options under SFAS No. 123 are:

                                                   YEARS ENDED DECEMBER 31,
                                                  --------------------------
                                                      2001          2000
                                                  -----------    -----------
Weighted average grant-date fair value                  $0.13          $0.27

Significant assumptions (weighted average)
  Risk-free interest rate at grant date           4.65 - 5.16%          6.49%
  Expected stock price volatility                      100.00%         89.40%
  Expected dividend payout                                 --             --
  Expected option life                                5 years        5 years
  Forfeiture rate                                           5%            --
Net loss
  As reported                                       $(163,607)     $(256,884)
  Pro forma                                          (205,464)      (264,386)
Net loss per share of Common Stock
  As reported                                          $(0.01)        $(0.02)
  Pro forma                                             (0.02)         (0.02)

The expected option life considers historical option exercise patterns and future changes to those exercise patterns anticipated at the date of grant.

7. SEGMENT INFORMATION

For the year ended December 31, 2001 the Company's major business segments are pipe cleaning services, tank cleaning services and industrial chemical sales. For the year ended December 31, 2000 the Company's major business segments are pipe cleaning services and industrial chemical sales.

Information by segment for the year ended December 31, 2001:

                                               PIPE          TANK      INDUSTRIAL
                                             CLEANING      CLEANING     CHEMICAL
                                             SERVICES      SERVICES       SALES       CORPORATE     CONSOLIDATED
                                           -----------   -----------   -----------   -----------    ------------
Sales                                      $ 4,381,089   $ 1,335,795   $   249,680   $        --    $ 5,966,564
Income (loss) from continuing operations     1,076,740        24,950       128,212    (1,393,509)      (163,607)
Total assets                                   747,195       533,768        34,278       403,484      1,718,725
Depreciation and amortization                  186,223        18,427         6,723        47,006        258,379
Capital expenditures                            64,002       189,973         2,485        14,089        270,549

Information by segment for the year ended December 31, 2000:

                                               PIPE      INDUSTRIAL
                                             CLEANING     CHEMICAL
                                             SERVICES       SALES       CORPORATE     CONSOLIDATED
                                           -----------   -----------   -----------    ------------
Sales                                      $ 3,862,563   $   404,172   $        --    $ 4,266,735
Income (loss) from continuing operations       747,085       142,086    (1,146,055)      (256,884)
Total assets                                   856,639        28,042       660,436      1,545,117
Depreciation and amortization                  179,889         7,511        57,237        244,637
Capital expenditures                            90,809        13,757         8,396        112,962

Segment profitability is determined before allocation of corporate overhead.

8. COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL MATTERS

Management believes the Company is in compliance with federal and state environmental regulations that pertain to the sale and use of its products.

LITIGATION

A civil claim under federal civil rights statutes has been filed seeking an unspecified amount of lost earnings and compensation for loss of future pensions and benefits, damages for non-pecuniary losses, punitive damages, and attorneys fees, expert fees and costs. The Company has obtained local legal counsel and estimates the range of potential loss to be less than $50,000.

WASTE DISPOSAL LIABILITY

The Company has a facility in Virginia that is currently used to store waste. Before the lease of this facility expires, the Company will be required to properly dispose of all waste. Management has estimated the cost of disposal to be $40,000. This amount has been accrued at December 31, 2001. The facility lease expires in 2004.

LEASE COMMITMENTS

The Company has operating leases, expiring through 2004, for office and warehouse facilities in Phoenix, Arizona, Portsmouth, Virginia and National City, California and for office and other equipment. Rental expense associated with all operating leases was $163,056 and $247,368 for the years ended December 31, 2001 and 2000, respectively.

Future minimum payments under operating leases, exclusive of any subleases, as of December 31, 2001 are:

YEARS ENDING
DECEMBER 31,                                           AMOUNT
------------                                           ------
2002                                                 $  78,160
2003                                                    50,431
2004                                                     3,700
                                                     ---------
                                                     $ 132,291
                                                     =========

9. RELATED PARTY TRANSACTIONS

The Company has entered into transactions with a subcontractor whose President is a member of the Company's Board of Directors. Under the terms of this agreement, the subcontractor has the right of first refusal for subcontractor work in certain territories. In exchange, the subcontractor will notify the Company of any business opportunities in these territories. Amounts paid to the subcontractor pursuant to this contract were $20,944 and $1,656 in 2001, and 2000, respectively. The Company also paid a commissioned sales representative, who is also a greater than 5% stockholder, $26,250 in 2001 for sales commissions.

10. AGREEMENT WITH FACTOR

The Company has an arrangement for a factoring facility whereby the factor purchases eligible receivables and advances 80% of the purchased amount to the Company. Purchased receivables may not exceed $600,000 at any one time. Either party may cancel the arrangement with 30 days notice. At December 31, 2001, there was $416,976 of factored receivables of which the Company has received $333,581 from the factor. This $333,581 and $4,170 in interest expense are not shown as receivables. This arrangement is accounted for as a sale of receivables on which the factor has recourse to the 20% residual of aggregate receivables purchased and outstanding. Interest payable by the Company to the factor is calculated as a fixed discount fee equal to 1% of the amount of the receivable factored plus a variable (2% above the institutions base rate, with a minimum of 7%) discount fee computed on the amount advanced to the Company and accruing on the basis of actual days elapsed from the date of the 80% advance until 5 days after collection of such account receivable by the factor at a per annum rate equal to an internal rate set by the factor. The rate at December 31, 2001 was 7%. In connection with this agreement, the Company is required to maintain certain financial covenants. In the event of a breach of representation, warranty or agreement, the institution has a security interest in the Company's assets.

11. 401(K) PROFIT SHARING PLAN

The Company has a 401(k) profit sharing plan available to all eligible employees who are age 21 (twenty-one) and have completed six months of service. The Board approved an employer matching contribution of 25% totaling $28,349 for 2001.

12. EMPLOYMENT AGREEMENTS

In connection with certain employment agreements there were $37,000 of bonuses awarded to two officers for the year ended December 31, 2001. Each agreement is for a term of one-year. One of the contracts has renewed under its terms. Each agreement includes a non-compete clause upon termination of employment and an auto allowance or company car. One non-officer employee was granted 25,000 stock options under the 1996 Performance Equity Plan upon execution of that employee's agreement.