Form 10QSB
period 2002-03-31
H E R C PRODUCTS INC
filed 2002-05-15
CIK 919010

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

                                 YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                                 Outstanding at
                 Class                            May 10, 2002
                 -----                            ------------
       Common Stock, $.01 par value                11,944,872


Transitional Small Business Disclosure Format: YES [ ] NO [X]

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

Index To Consolidated Financial Statements

PART I. FINANCIAL INFORMATION                                           Page No.

        Consolidated Financial Statements:
        Consolidated Balance Sheets
               March 31, 2002 and December 31, 2001                        3
        Consolidated Statements of Operations
               Three Months Ended March 31, 2002 and 2001                  4
        Consolidated Statements of Cash Flows
               Three Months Ended March 31, 2002 and 2001                  5

        Notes to Consolidated Financial Statements                         6

        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        10

PART II. OTHER INFORMATION

        Item 2 - Changes in Securities                                    14

        Item 6 - Exhibits and Reports on Form 8-K                         14

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                           Consolidated Balance Sheets


                                                                   March 31,     December 31,
                                                                     2002            2001
                                                                 ------------    ------------
                                     ASSETS                       (Unaudited)
CURRENT ASSETS
  Cash                                                           $    151,945    $     75,759
  Trade accounts receivable, net of allowance for
    doubtful accounts of $31,621 and $35,269, respectively            603,471         602,468
  Inventories                                                          41,601          27,061
  Costs of uncompleted contracts                                      130,830         150,530
  Costs and estimated earnings in excess
    of billings on uncompleted contracts                                   --          74,289
  Other receivables, includes unbilled amounts of $58,623
    and $53,437, respectively                                          73,108          66,112
  Prepaid expenses                                                    394,019          51,008
                                                                 ------------    ------------
        Total Current Assets                                        1,394,974       1,047,227
                                                                 ------------    ------------
PROPERTY AND EQUIPMENT
  Property and equipment                                            1,391,017       1,374,993
  Less: accumulated depreciation                                     (983,959)       (938,755)
                                                                 ------------    ------------
        Net Property and Equipment                                    407,058         436,238
                                                                 ------------    ------------
OTHER ASSETS
  Patents, net of accumulated amortization of $105,321
    and $100,397, respectively                                        118,814         107,366
  Patents pending                                                     111,611         117,954
  Refundable deposits and other assets                                  9,829           9,940
                                                                 ------------    ------------
        Total Other Assets                                            240,254         235,260
                                                                 ------------    ------------
                                                                 $  2,042,286    $  1,718,725
                                                                 ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                               $    316,402    $    287,259
  Accrued wages                                                        69,494         117,350
  Current portion of notes payable                                    263,304          19,944
  Other accrued expenses                                              252,981         225,267
                                                                 ------------    ------------
         Total Current Liabilities                                    902,181         649,820

LONG-TERM LIABILITIES
  Notes payable, net of current portion                                    --           2,570
                                                                 ------------    ------------
         Total Liabilities                                            902,181         652,390
                                                                 ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $0.01 par value; authorized 1,000,000
    shares; issued and outstanding zero shares                             --              --
  Common stock, $0.01 par value; authorized 40,000,000
    shares; issued and outstanding 11,904,872 and
    11,864,872 shares, respectively                                   119,049         118,649
  Additional paid-in capital                                       14,016,064      14,012,464
  Accumulated deficit                                             (12,995,008)    (13,064,778)
                                                                 ------------    ------------
         Total Stockholders' Equity                                 1,140,105       1,066,335
                                                                 ------------    ------------
                                                                 $  2,042,286    $  1,718,725
                                                                 ============    ============

The accompanying notes are an integral part of this consolidated balance sheet.

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Operations
                                   (Unaudited)


                                                             Three Months Ended March 31,
                                                             ----------------------------
                                                                 2002            2001
                                                             ------------    ------------
SALES                                                        $  1,676,052    $  1,233,878
COST OF SALES                                                     900,843         875,258
                                                             ------------    ------------
GROSS PROFIT                                                      775,209         358,620
SELLING EXPENSES                                                  133,301          72,088
GENERAL AND ADMINISTRATIVE EXPENSES                               549,348         568,166
                                                             ------------    ------------
OPERATING INCOME (LOSS)                                            92,560        (281,634)
                                                             ------------    ------------
OTHER INCOME (EXPENSE)
 Interest expense                                                 (23,191)         (8,463)
 Miscellaneous                                                        401           2,246
                                                             ------------    ------------
         Total Other Income (Expense)                             (22,790)         (6,217)
                                                             ------------    ------------
NET INCOME (LOSS) BEFORE INCOME TAXES                              69,770        (287,851)
     Income tax provision                                              --              --
                                                             ------------    ------------
NET INCOME (LOSS)                                            $     69,770    $   (287,851)
                                                             ============    ============

NET INCOME (LOSS) PER COMMON SHARE -BASIC AND DILUTED        $       0.01    $      (0.02)
                                                             ============    ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC                                                          11,904,872      11,737,633
                                                             ============    ============
DILUTED                                                        11,966,872      11,737,633
                                                             ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                       Three Months Ended March 31,
                                                                       ----------------------------
                                                                          2002               2001
                                                                       ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $  69,770          $(287,851)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities
     Depreciation and amortization                                        50,601             66,587
     Common stock issued for services                                      4,000              6,000
     (Increase) decrease in assets
       Trade accounts receivable                                          (1,003)           (55,567)
       Inventories                                                       (14,540)             4,357
       Costs of uncompleted contracts                                     19,700             (8,281)
       Costs and estimated earnings in excess of billings
        on uncompleted contracts                                          74,289                 --
       Other receivables                                                  (6,996)            (1,388)
       Prepaid expenses                                                  (21,097)            15,394
       Refundable deposits and other assets                                  111                (55)
     Increase (decrease) in liabilities
       Accounts payable                                                   29,143             73,040
       Accrued wages and other accrued expenses                          (20,142)            32,845
       Customer deposits                                                      --             (4,227)
                                                                       ---------          ---------
          Net cash provided by (used in) operating activities            183,836           (159,146)
                                                                       ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                   (16,025)           (31,349)
  Expenditures related to patents and patents pending                    (10,501)           (30,078)
                                                                       ---------          ---------
          Net cash used in investing activities                          (26,526)           (61,427)
                                                                       ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of notes payable                                     --                 --
  Principal payments under notes payable                                 (81,124)           (62,570)
                                                                       ---------          ---------
          Net cash used in financing activities                          (81,124)           (62,570)
                                                                       ---------          ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      76,186           (283,143)
CASH AT BEGINNING OF PERIOD                                               75,759            302,392
                                                                       ---------          ---------
CASH AT END OF PERIOD                                                  $ 151,945          $  19,249
                                                                       =========          =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for interest                               $  23,191          $   8,463
                                                                       =========          =========
Cash paid during the period for income taxes                           $      --          $      --
                                                                       =========          =========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Prepaid insurance financed with note payable                           $ 321,914          $ 154,061
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

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in an annual Form 10-KSB filing. Accordingly, the consolidated financial statements of H.E.R.C. Products Incorporated included herein should be reviewed in conjunction with the consolidated financial statements and the accompanying footnotes included within the company's Form 10-KSB for the year ended December 31, 2001.

The consolidated financial statements have been prepared in accordance with the company's customary accounting practices and have not been audited. In the opinion of management, the consolidated financial statements reflect all adjustments necessary to fairly report the company's financial position and results of operations for the interim period. All such adjustments are normal and recurring in nature. The interim consolidated results of operations are not necessarily indicative of results to be expected for the year ending December 31, 2002.

NOTE 2 - REVENUE RECOGNITION

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

Contract costs include all direct material, labor, subcontract labor and other costs related to contract performance, such as indirect labor, supplies, tools and repairs. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements may result in revisions to estimates of contract costs and profits and are recognized in the period in which the revisions are determined.

The current asset, "costs and estimated earnings in excess of billings on uncompleted contracts" represents revenue recognized in excess of amounts billed. The current liability, "billings in excess of costs on uncompleted contracts," represents billings in excess of revenue recognized.

NOTE 3 - AGREEMENT WITH FACTOR

The Company has an arrangement for a factoring facility whereby the factor purchases eligible receivables and advances 80% of the purchased amount to the Company. Purchased receivables may not exceed $600,000 at any one time. Either party may cancel the arrangement with 30 days notice. At March 31, 2002, there was $590,190 of factored receivables of which the Company has received $472,152 from the factor. This $472,152 and $5,902 in interest expense are not shown as receivables. This arrangement is accounted for as a sale of receivables on which the factor has recourse to the 20% residual of aggregate receivables purchased and outstanding. Interest payable by the Company to the factor is calculated as a fixed discount fee equal to 1% of the amount of the receivable factored plus a variable (2% above the institutions base rate, with a minimum of 7%) discount fee computed on the amount advanced to the Company and accruing on the basis of actual days elapsed from the date of the 80% advance until 5 days after collection of such account receivable by the factor at a per annum rate equal to an internal rate set by the factor. The rate at March 31, 2002 was 7%. In connection with this agreement, the Company is required to maintain certain financial covenants. In the event of a breach of representation, warranty or agreement, the factor has a security interest in the Company's assets.

NOTE 4 - SEGMENT INFORMATION

Information by segment for the three months ended March 31, 2002:

                                                   Pipe         Tank
                                                 Cleaning     Cleaning     Chemicals     Corporate   Consolidated
                                                 --------     --------     ---------     ---------   ------------
     Sales to unaffiliated customers            $1,101,540    $ 541,382    $  33,130     $      --    $1,676,052
     Income (loss) from continuing operations      290,195      168,237      (24,292)     (364,370)       69,770
     Total assets                                  682,662      497,246       36,940       825,438     2,042,286
     Depreciation and amortization                  36,052        3,866        1,539         9,144        50,601
     Capital expenditures                            6,401        5,467           --         4,157        16,025

Information by segment for the three months ended March 31, 2001:

                                                   Pipe         Tank
                                                 Cleaning     Cleaning     Chemicals     Corporate   Consolidated
                                                 --------     --------     ---------     ---------   ------------
     Sales to unaffiliated customers            $1,112,549    $  61,180    $  60,149     $      --    $1,233,878
     Income (loss) from continuing operations       93,823      (91,693)      34,638      (324,619)     (287,851)
     Total assets                                  981,980      220,786       93,480       310,686     1,606,932
     Depreciation and amortization                  48,754        3,659        1,619        12,555        66,587
     Capital expenditures                           17,383       12,756           --         1,210        31,349

NOTE 5 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators  (weighted average number of
shares   outstanding)  of  the  basic  and  diluted  earnings  per  share  (EPS)
computation for the three months ended March 31, 2002 and 2001 is as follows:

                                            Three Months Ended
                                              March 31, 2002
                                        ---------------------------
                                         Net Loss        Shares       Per Share
                                        (Numerator)   (Denominator)     Amount
                                        -----------   -------------    --------
Basic EPS                               $   69,770      11,904,872     $   0.01
                                                                       ========
Effect of stock options and warrants            --          62,000
                                        ----------     -----------
Diluted EPS                             $   69,770      11,966,872     $   0.01
                                        ==========     ===========     ========

                                            Three Months Ended
                                              March 31, 2001
                                        ---------------------------
                                         Net Loss        Shares       Per Share
                                        (Numerator)   (Denominator)     Amount
                                        -----------   -------------    --------
Basic EPS                               $ (287,851)     11,737,633     $  (0.02)
                                                                       ========
Effect of stock options and warrants            --              --
                                        ----------     -----------
Diluted EPS                             $ (287,851)     11,737,633     $  (0.02)
                                        ==========     ===========     ========

NOTE 6 - RECENTLY ISSUED ACCOUNTING STANDARDS

In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and
Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). The applicable provisions of this Statement were effective for the Company's financial statements beginning January 1, 2002. The adoption of this Statement did not have an effect on the Company's financial statements.

SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets, modify the accounting for business combinations, goodwill and identifiable intangible assets. As of January 1, 2002, all goodwill and indefinite-lived intangible assets had to be tested for impairment and a transition adjustment recognized. As the Company has no goodwill or indefinite-lived intangible assets, there was no impact on the Company's liquidity or results of operations.

SFAS 143, Accounting for Asset Retirement Obligations, Requires recognition of the fair value of obligations associated with the retirement of long-lived assets when there is a legal obligation to incur such costs. This amount is accounted for like an additional element of the corresponding asset's cost, and is depreciated over that asset's useful life. SFAS 143 will become effective for the Company on January 1, 2003. Management does not believe that this will have a material impact on its liquidity or results of operations.

NOTE 7 - NOTES PAYABLE

     During the month of January 2002, the Company financed $321,914 of insurance premiums payable in nine monthly installments at an annual percentage rate of 3.68%.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

LITIGATION

A civil claim under federal civil rights statutes has been filed seeking an unspecified amount of lost earnings and compensation for loss of future pensions and benefits, damages for non-pecuniary losses, punitive damages, and attorneys fees, expert fees and costs. The Company has obtained local legal counsel and estimates the range of potential loss to be less than $50,000.

NOTE 9 - INCOME TAXES

The Company was in a consolidated tax loss position for the three months ended March 31, 2002 and therefore had no current federal income tax expense. Deferred tax assets as of March 31, 2002 arising primarily from loss carry forward benefits have not been recorded because of the uncertainty of realizing such benefits.

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

                 STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     PORTIONS OF THIS REPORT DESCRIBE HISTORICAL INFORMATION, SUCH AS THE 2001 AND 2002 OPERATING RESULTS, AND WE BELIEVE THE DESCRIPTIONS TO BE ACCURATE. IN CONTRAST TO DESCRIBING THE PAST, SOME STATEMENTS IN THIS REPORT INDICATE THAT WE BELIEVE THAT EVENTS OR FINANCIAL RESULTS ARE LIKELY TO OCCUR IN THE FUTURE. THESE STATEMENTS TYPICALLY USE WORDS OR PHRASES LIKE "BELIEVE," "EXPECTS," "ANTICIPATES," "ESTIMATES," "WILL CONTINUE" AND SIMILAR EXPRESSIONS. STATEMENTS USING THOSE WORDS OR SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY
"FORWARD-LOOKING STATEMENTS" AS THAT TERM IS USED IN SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. FORWARD-LOOKING STATEMENTS INCLUDE PROJECTIONS OF OPERATING RESULTS FOR 2002 AND BEYOND, EITHER CONCERNING A SPECIFIC SEGMENT OF OUR BUSINESS, OR CONCERNING OUR COMPANY AS A WHOLE.

     ACTUAL RESULTS, HOWEVER, MAY BE MATERIALLY DIFFERENT FROM THE RESULTS PROJECTED IN THE FORWARD-LOOKING STATEMENTS, DUE TO A VARIETY OF RISKS AND UNCERTAINTIES. THESE RISKS AND UNCERTAINTIES INCLUDE THOSE SET FORTH IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

     THE FORWARD-LOOKING STATEMENTS IN THIS REPORT ARE CURRENT ONLY AS OF THE DATE THIS REPORT IS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. AFTER THE FILING OF THIS REPORT, OUR EXPECTATIONS AND BELIEFS MAY CHANGE, AND WE MAY COME TO BELIEVE THAT CERTAIN FORWARD-LOOKING STATEMENTS IN THIS REPORT ARE NO LONGER ACCURATE. WE DO NOT HAVE AN OBLIGATION TO CORRECT OR REVISE ANY FORWARD-LOOKING STATEMENTS IN THIS REPORT, EVEN IF WE BELIEVE THE FORWARD LOOKING STATEMENTS ARE NO LONGER TRUE.

OVERVIEW

     We derive the majority of our revenue from two sources, cleaning piping systems on U.S. Navy and U.S. Coast Guard vessels and cleaning bilge, fuel, oil and CHT tanks on ships. A significant portion of the pipe cleaning is performed pursuant to a five-year contract with the U.S. Navy (Portsmouth CHT contract). This subjects our company to certain business risks that can cause volatility in our revenue stream and our gross margins. We are also subject to the deployment and servicing schedules of the U.S. Navy as well as the available maintenance funds in the Navy budget. These factors can cause revenue to change dramatically from one quarter to the next. Additionally, we are required by our Portsmouth CHT contract to perform work on different classes of ships. Performing work on different classes of ships can cause our gross margins to vary widely from one quarter to the next because we make higher gross margins on certain classes of ships than we do on others. Moreover, we are often asked to perform work on ships outside of the state of Virginia. When we perform work under the Portsmouth CHT contract outside of the state of Virginia, we incur certain reimbursable travel costs that are included in both revenue and cost of goods sold. These reimbursable travel costs cause gross margins to be lower than the margins that would have otherwise been recognized had the work been performed in Virginia.

     Our five-year Portsmouth CHT contract with the U.S. Navy is due to expire in September 2002. This contract has been responsible for the majority of our consolidated revenue for several years. Management is currently making plans regarding the expiration of this contract and the re-solicitation by the U.S. Navy for these services. If the new contract is not awarded to us, it could have a material impact on our revenue and results of operations.

CRITICAL ACCOUNTING JUDGMENTS AND ESTIMATES

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS AND DEFERRED TAX ASSETS

     Management analyzes accounts receivable to determine the ultimate collectibility of those accounts. If information is available to management to make a determination that there exists a reasonable probability that an account will not be collectible, management creates a reserve for that account at the time of the determination and recognizes a related expense. If the account is later collected, the reserve and expense are reversed in the current accounting period. Since management must use its best judgment as to which accounts will be collected, there exists the risk that some accounts might not be collected and thus could have a negative impact on our liquidity and results of operations.

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

RESULTS OF OPERATIONS

THREE  MONTHS  ENDED MARCH 31, 2002  COMPARED  WITH THREE MONTHS ENDED MARCH 31,
2001

     Sales for the three months ended March 31, 2002 were $1,676,052 compared with $1,233,878 during the same period in 2001. Pipe cleaning services accounted for $1,101,540 during the three months ended March 31, 2002, of which $986,656 was billed under the Portsmouth CHT contract with the United States Navy. For the three months ended March 31, 2001, pipe cleaning services accounted for $1,112,549 of which $818,982 was billed under the Portsmouth CHT contract. Tank cleaning services totaled $541,382 during the first three months of 2002 compared with $61,180 during the same period in 2001. Industrial chemical sales were $33,130 during the three months ended March 31, 2002 compared with $60,150 during the same period in 2001.

     We began offering tank cleaning services in the first quarter of 2001. Our entrance into the tank cleaning services market has helped to reduce the percentage of consolidated sales generated from pipe system cleaning pursuant to the Portsmouth CHT contract with the U.S. Navy from 66% during the three months ended March 31, 2001 to 59% during the three months ended March 31, 2002. We currently focus specific sales and marketing efforts in the areas of marine, industrial and municipal pipe cleaning as well as in the areas of marine and land based tank cleaning. In the future, we will continue our efforts to diversify our revenue sources and thereby our reliance on one customer for a significant portion of our revenue.

     Sales of pipe cleaning services decreased 1% during the three months ended March 31, 2002 compared to the same period in 2001. The slight decrease in pipe cleaning revenue represents a fairly consistent flow of work from cleaning piping systems on board U.S. Navy and U.S. Coast Guard vessels. Sales of tank cleaning services increased 785% during the three months ended March 31, 2002 compared to the same period in 2001. The increase in tank cleaning revenue reflects the fact that we have now been offering tank cleaning services for a full year and our sales, marketing and customer relationships have had time to develop. This is in comparison to the first quarter of 2001 when we were just beginning to offer these services. Sales of industrial chemicals decreased 45% during the three months ended March 31, 2002 compared to the same period in 2001. The reduction in chemical sales is due primarily to the lack of orders placed by Chlor*Rid for the product Chlor*Rid.

     Consolidated gross margin was 46% during the three months ended March 31, 2002 compared with 29% during the same period in 2001. The increase in consolidated gross margin was the result of increased gross margins from both pipe cleaning and tank cleaning services. Gross margin from pipe cleaning services was higher because we controlled project costs more effectively and performed work on different classes of ships in different locations. Performing pipe cleaning services on different classes of ships can cause our gross margins to vary widely from one quarter to the next because we make higher gross margins on certain classes of ships than we do on others. Additionally, when we perform work under the Portsmouth CHT contract outside of the state of Virginia, we incur certain reimbursable travel costs that are included in both revenue and cost of goods sold. These reimbursable travel costs cause gross margins to be lower than the margins that would have otherwise been recognized had the work been performed in Virginia. Tank cleaning gross margin was higher because we were successful in bidding and controlling our costs on the projects completed during the quarter. We anticipate that future gross margins from pipe cleaning and tank cleaning will fluctuate with changes in revenue mix and other operational factors such as our ability to bid work at profitable levels as well as our ability to control costs on projects.

     Gross profit increased to $775,209 during the three months ended March 31, 2002 from $358,620 during the same period in 2001. The increase in gross profit was the result of higher revenue and higher consolidated gross margins. Selling expenses increased to $133,301 during the three months ended March 31, 2002 from $72,088 during the same period in 2001 while general and administrative expenses decreased to $549,348 during the three months ended March 31, 2002 from $568,166 during the same period in 2001. The increase in selling expenses was primarily the result of additional sales personnel. The decrease in general and administrative expenses is attributable to a lack of start up expenses related to our entrance into the tank cleaning services market during the first quarter of 2001, offset by certain other expenses.

     For the three months ended March 31, 2002, we generated net income of $69,770 compared to a net loss of $256,170 for the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Cash was $151,945 at March 31, 2002 and $75,759 at December 31, 2001 while working capital was $492,793 and $397,407 at those respective dates. The increase in cash and working capital is primarily the result of our net income.

     We have an arrangement for a factoring facility whereby the factor purchases eligible receivables and advances 80% of the purchased amount to our Company. Purchased receivables may not exceed $600,000 at any one time. Either party may cancel the arrangement with 30 days notice. At March 31, 2002, there was $590,190 of factored receivables of which we have received $472,152 from the factor. This $472,152 and $5,902 in interest expense are not shown as receivables. This arrangement is accounted for as a sale of receivables on which the factor has recourse to the 20% residual of aggregate receivables purchased and outstanding. Interest payable by us to the factor is calculated as a fixed discount fee equal to 1% of the amount of the receivable factored plus a variable (2% above the institutions base rate, with a minimum of 7%) discount fee computed on the amount advanced to us and accruing on the basis of actual days elapsed from the date of the 80% advance until 5 days after collection of such account receivable by the factor at a per annum rate equal to an internal rate set by the factor. The rate at March 31, 2002 was 7%. In connection with this agreement, we are required to maintain certain financial covenants. In the event of a breach of representation, warranty or agreement, the institution has a security interest in our assets.

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

     The table below describes our contractual obligations as of March 31, 2002 to make future payments under contracts such as debt and lease agreements:


                                                    Payments Due by Fiscal Year
              Contractual                         ------------------------------
              Obligations                           2002       2003       2004
              -----------                         --------   --------   --------
Long-Term Debt and Other Financing Arrangements   $255,028   $  1,338   $     --
Capital Lease Obligations                            5,705      1,232         --
Operating Leases                                    51,225     50,757      3,700

     While we believe that we will not need to raise additional capital because our current cash and revenue from operations are anticipated to be sufficient for the foreseeable future, we may, in the future, sell additional securities to raise capital. Any such sale, if necessary, could substantially dilute the interest of our existing stockholders. We cannot provide any assurance that we will be able to sell additional securities at terms acceptable to us. We may, in the future, make acquisitions by utilizing debt financing if available. Any such acquisition and debt financing could have a material adverse impact on our liquidity and results of operations.

PART II: OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

RECENT SALES OF UNREGISTERED SECURITIES

During the first quarter of 2002 the company issued 40,000 shares of common stock as compensation to its outside Board of Directors. These shares were issued under an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K:

On January 14, 2001, the Company filed a Current Report on Form 8-K regarding the change in the Company's independent public accountants.

Exhibits: None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        H.E.R.C. PRODUCTS INCORPORATED
                                        (Registrant)


Date: May 14, 2002                      By: /s/ S. Steven Carl
                                            ------------------------------------
                                            S. Steven Carl
                                            Chief Executive Officer


                                        By: /s/ Michael H. Harader
                                            --------------------------------
                                            Michael H. Harader
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)