Form 10QSB
period 2002-06-30
H E R C PRODUCTS INC
filed 2002-08-14
CIK 919010

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934:

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

                              YES [X]   NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                                     Outstanding at
                       Class                         August 12, 2002
                       -----                         ---------------
           Common Stock, $.01 par value                 12,004,872


Transitional Small Business Disclosure Format: YES [ ] NO [X]

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES


Index To Consolidated Financial Statements

PART I. FINANCIAL INFORMATION                                           Page No.

     Item 1. Financial Statements

             Consolidated Financial Statements:
             Consolidated Balance Sheets
               June 30, 2002 and December 31, 2001                             3
             Consolidated Statements of Operations
               Three and Six Months Ended June 30, 2002 and 2001               4
             Consolidated Statements of Cash Flows
               Six Months Ended June 30, 2002 and 2001                         5

             Notes to Consolidated Financial Statements                        6

     Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            11

PART II.  OTHER INFORMATION

     Item 2 - Changes in Securities                                           17

     Item 6 - Exhibits and Reports on Form 8-K                                17

ITEM 1. FINANCIAL STATEMENTS

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                     June 30,      December 31,
                                                                       2002            2001
                                                                   ------------    ------------
                                     ASSETS                        (Unaudited)
CURRENT ASSETS
  Cash                                                             $    147,189    $     75,759
  Trade accounts receivable, net of allowance for
    doubtful accounts of $28,908 and $35,269, respectively              781,830         602,468
  Inventories                                                            54,698          27,061
  Costs of uncompleted contracts                                         36,409         150,530
  Costs and estimated earnings in excess
    of billings on uncompleted contracts                                 12,010          74,289
  Other receivables, includes unbilled amounts of $111,554
    and $53,437, respectively                                           117,489          66,112
  Prepaid expenses                                                      350,618          51,008
                                                                   ------------    ------------
        Total Current Assets                                          1,500,243       1,047,227
                                                                   ------------    ------------

PROPERTY AND EQUIPMENT
  Property and equipment                                              1,436,683       1,374,993
  Less: accumulated depreciation                                     (1,040,366)       (938,755)
                                                                   ------------    ------------
        Net Property and Equipment                                      396,317         436,238
                                                                   ------------    ------------

OTHER ASSETS
  Patents, net of accumulated amortization of
    $110,711 and $100,397, respectively                                 113,424         107,366
  Patents pending                                                       111,704         117,954
  Refundable deposits and other assets                                    8,963           9,940
                                                                   ------------    ------------
        Total Other Assets                                              234,091         235,260
                                                                   ------------    ------------
                                                                   $  2,130,651    $  1,718,725
                                                                   ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                 $    298,052    $    287,259
  Accrued wages                                                         112,189         117,350
  Current portion of notes payable                                      195,956          19,944
  Other accrued expenses                                                314,039         225,267
                                                                   ------------    ------------
        Total Current Liabilities                                       920,236         649,820

LONG-TERM LIABILITIES
  Notes payable, net of current portion                                      --           2,570
                                                                   ------------    ------------
        Total Liabilities                                               920,236         652,390
                                                                   ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $0.01 par value; authorized 1,000,000 shares;
    issued and outstanding zero shares                                       --              --
  Common stock, $0.01 par value; authorized 40,000,000 shares;
    issued and outstanding 11,944,872 and 11,864,872 shares,
    respectively                                                        119,449         118,649
  Additional paid-in capital                                         14,019,664      14,012,464
  Accumulated deficit                                               (12,928,698)    (13,064,778)
                                                                   ------------    ------------
        Total Stockholders' Equity                                    1,210,415       1,066,335
                                                                   ------------    ------------

                                                                   $  2,130,651    $  1,718,725
                                                                   ============    ============

The accompanying notes are an integral part of this consolidated balance sheet.

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                         Three Months Ended June 30,      Six Months Ended June 30,
                                                            2002            2001            2002            2001
                                                        ------------    ------------    ------------    ------------
SALES                                                   $  1,496,335    $  1,337,130    $  3,172,386    $  2,571,008
COST OF SALES                                                885,491         684,564       1,786,332       1,559,821
                                                        ------------    ------------    ------------    ------------
GROSS PROFIT                                                 610,844         652,566       1,386,054       1,011,187
SELLING EXPENSES                                             122,038          67,247         255,339         139,334
GENERAL AND ADMINISTRATIVE EXPENSES                          630,915         610,378       1,180,264       1,178,547
                                                        ------------    ------------    ------------    ------------
OPERATING LOSS                                              (142,109)        (25,059)        (49,549)       (306,694)
                                                        ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE)
  Gain on sale of asset                                           --          52,378              --          52,378
  Interest expense                                           (16,870)        (18,893)        (40,062)        (27,356)
  Miscellaneous                                              225,290           1,689         225,691           3,935
                                                        ------------    ------------    ------------    ------------
         Total Other Income                                  208,420          35,174         185,629          28,957
                                                        ------------    ------------    ------------    ------------
NET INCOME (LOSS) BEFORE INCOME TAXES                         66,311          10,115         136,080        (277,737)
  Income tax provision                                            --              --              --              --
                                                        ------------    ------------    ------------    ------------
NET INCOME (LOSS)                                       $     66,311    $     10,115    $    136,080    $   (277,737)
                                                        ============    ============    ============    ============

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED  $       0.01    $         --    $       0.01    $      (0.02)
                                                        ============    ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC                                                     11,944,872      11,769,634      11,924,982      11,753,722
                                                        ============    ============    ============    ============
DILUTED                                                   12,021,788      11,771,420      11,995,188      11,753,722
                                                        ============    ============    ============    ============

The accompanying notes are an integral part of this consolidated balance sheet.

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                      Six Months Ended June 30,
                                                                      -------------------------
                                                                         2002           2001
                                                                      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                   $ 136,080      $(277,737)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities
      Depreciation and amortization                                     112,398        127,222
      Gain on sale of Chlor-Rid(R)rights                               (225,000)            --
      Gain on sale of asset                                                  --        (52,378)
      Common stock issued for services                                    8,000         12,000
      (Increase) decrease in assets
        Trade accounts receivable                                      (179,362)      (244,812)
        Inventories                                                     (27,637)         2,388
        Costs of uncompleted contracts                                  114,121         32,419
        Costs and estimated earnings in excess of billings
          on uncompleted contracts                                       62,279             --
        Other receivables                                               (51,377)        (1,555)
        Prepaid expenses                                                 69,504         51,134
        Refundable deposits and other assets                                977          2,226
      Increase (decrease) in liabilities
        Accounts payable                                                 10,793        252,635
        Accrued wages and other accrued expenses                         83,611         21,014
        Customer deposits                                                    --           (777)
                                                                      ---------      ---------
          Net cash provided by (used in) operating activities           114,387        (76,221)
                                                                      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                  (61,690)       (38,610)
  Cash received from sale of Chlor-Rid(R)rights                         225,000             --
  Cash received from sale of asset                                           --        135,000
  Expenditures related to patents and patents pending                   (10,594)       (36,691)
                                                                      ---------      ---------
          Net cash provided by (used in) investing activities           152,716         59,699
                                                                      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments under notes payable                               (195,673)      (241,228)
                                                                      ---------      ---------
          Net cash used in financing activities                        (195,673)      (241,228)
                                                                      ---------      ---------
NET INCREASE (DECREASE) IN CASH                                          71,430       (257,750)
CASH AT BEGINNING OF PERIOD                                              75,759        302,392
                                                                      ---------      ---------
CASH AT END OF PERIOD                                                 $ 147,189      $  44,642
                                                                      =========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for interest                              $  40,062      $  27,356
                                                                      =========      =========
Cash paid during the period for income taxes                          $      --      $      --
                                                                      =========      =========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Prepaid insurance financed with notes payable                         $ 369,114      $ 198,262
                                                                      =========      =========

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

NOTE 2 - REVENUE RECOGNITION

For chemical product sales, the Company recognizes revenue at the time products are shipped to customers. For most service projects, the Company recognizes revenue and costs when the services are completed. For fixed price contracts in excess of three month duration, revenue is recognized on the percentage of completion method, measured by the percentage of cost incurred to date to estimated total cost for each contract. This method is used because management considers total cost to be the best available measure of progress on these contracts.

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

NOTE 3 - AGREEMENT WITH FACTOR

During the second quarter of 2002, the Company signed an amendment to its existing factoring arrangement. The terms of the amended agreement are as follows:

The factor purchases eligible receivables and advances 85% of the purchased amount to the Company. Purchased receivables may not exceed $1,000,000 at any time. Either party may cancel the arrangement with 30 days notice. At June 30, 2002, there was $449,382 of factored receivables of which the Company has received $371,056 from the factor. This $371,056 and $3,916 in interest expense are not included in accounts receivable as of June 30, 2002. This arrangement is accounted for as a sale of receivables on which the factor has recourse to the 15% residual of aggregate receivables purchased and outstanding. Interest payable by the Company to the factor is calculated as a fixed discount fee equal to .75% of the amount of the receivable factored plus a variable (1.5% above the institutions base rate, with a minimum of 7%) discount fee computed on the amount advanced to the Company and accruing on the basis of actual days elapsed from the date of the 85% advance until five days after collection of such account receivable by the factor at a per annum rate equal to an internal rate set by the factor. The rate at June 30, 2002 was 7%. In connection with this agreement, the Company is required to maintain certain financial covenants. In the event of a breach of representation, warranty or agreement, the factor has a security interest in the Company's assets.

NOTE 4 - SEGMENT INFORMATION

Information by segment for the three months ended and as of June 30, 2002:

                                                   Pipe         Tank
                                                 Cleaning     Cleaning    Chemicals     Corporate   Consolidated
                                                 --------     --------    ---------     ---------   ------------
     Sales to unaffiliated customers            $  720,568   $  727,265   $   48,502   $       --    $1,496,335
     Income (loss) from continuing operations      126,960      165,137      192,053     (417,839)       66,311
     Total assets                                  690,640      633,527       35,651      770,833     2,130,651
     Depreciation and amortization                  42,104        8,809        1,746        9,138        61,797
     Capital expenditures                           43,878        1,788           --           --        45,666

Information by segment for the three months ended and as of June 30, 2001:

                                                   Pipe         Tank
                                                 Cleaning     Cleaning    Chemicals     Corporate   Consolidated
                                                 --------     --------    ---------     ---------   ------------
     Sales to unaffiliated customers            $1,088,783   $  198,397   $   49,950   $       --    $1,337,130
     Income (loss) from continuing operations      307,656       39,560       31,293     (368,394)       10,115
     Total assets                                1,115,807      135,097       71,154      337,745     1,659,803
     Depreciation and amortization                  42,015        7,210        1,535        9,875        60,635
     Capital expenditures                            2,779        4,482           --           --         7,261

Information by segment for the six months ended and as of June 30, 2002:

                                                   Pipe         Tank
                                                 Cleaning     Cleaning    Chemicals     Corporate   Consolidated
                                                 --------     --------    ---------     ---------   ------------
     Sales to unaffiliated customers            $1,822,107   $1,268,647   $   81,632   $       --    $3,172,386
     Income (loss) from continuing operations      417,155      333,374      167,761     (782,210)      136,080
     Total assets                                  690,640      633,527       35,651      770,833     2,130,651
     Depreciation and amortization                  78,156       12,675        3,285       18,282       112,398
     Capital expenditures                           50,278        7,255           --        4,157        61,690

Information by segment for the six months ended and as of June 30, 2001:

                                                    Pipe          Tank
                                                  Cleaning      Cleaning      Chemicals     Corporate     Consolidated
                                                  --------      --------      ---------     ---------     ------------
     Sales to unaffiliated customers            $ 2,201,332   $   259,577    $   110,099   $        --    $ 2,571,008
     Income (loss) from continuing operations       401,479       (52,134)        65,932      (693,014)      (277,737)
     Total assets                                 1,115,807       135,097         71,154       337,745      1,659,803
     Depreciation and amortization                   90,769        10,869          3,154        22,430        127,222
     Capital expenditures                            20,162        17,237             --         1,211         38,610

NOTE 5 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators (weighted average number of shares outstanding) of the basic and diluted earnings per share (EPS) computation for the three and six months ended June 30, 2002 and 2001 is as follows:

                                                Three Months Ended
                                                   June 30, 2002
                                            --------------------------
                                            Net Income       Shares    Per Share
                                            (Numerator)  (Denominator)   Amount
                                            -----------  -------------   ------

     Basic EPS                              $   66,311     11,944,872    $ 0.01
                                                                         ======
     Effect of stock options and warrants           --         76,916
                                            ----------     ----------
     Diluted EPS                            $   66,311     12,021,788    $ 0.01
                                            ==========     ==========    ======

                                                Three Months Ended
                                                   June 30, 2001
                                            --------------------------
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
                                            ==========     ==========    ======

                                                 Six Months Ended
                                                   June 30, 2002
                                            --------------------------
                                            Net Income       Shares    Per Share
                                            (Numerator)  (Denominator)   Amount
                                            -----------  -------------   ------
     Basic EPS                              $  136,080     11,924,982    $ 0.01
                                                                         ======
     Effect of stock options and warrants           --         70,206
                                            ----------     ----------
     Diluted EPS                            $  136,080     11,995,188    $ 0.01
                                            ==========     ==========    ======

                                                 Six Months Ended
                                                   June 30, 2001
                                            --------------------------
                                            Net Income       Shares    Per Share
                                            (Numerator)  (Denominator)   Amount
                                            -----------  -------------   ------
     Basic EPS                              $ (277,737)    11,753,722   $ (0.02)
                                                                         ======
     Effect of stock options and warrants           --             --
                                            ----------     ----------
     Diluted EPS                            $ (277,737)    11,753,722   $ (0.02)
                                            ==========     ==========   =======

NOTE 6 - RECENTLY ISSUED ACCOUNTING STANDARDS

SFAS No. 143, Accounting for Asset Retirement Obligations, requires recognition of the fair value of obligations associated with the retirement of long-lived assets when there is a legal obligation to incur such costs. This amount is accounted for as an additional element of the corresponding asset's cost, and is depreciated over that asset's useful life. SFAS No. 143 will become effective for the Company on January 1, 2003. The Company does not believe that this will have a material impact on its liquidity or results of operations.

NOTE 7 - NOTES PAYABLE

During the month of January 2002, the Company financed $321,914 of insurance premiums payable in nine monthly installments at an annual percentage rate of 3.68%. During the month of May 2002, the Company financed $47,200 of insurance premiums payable in nine monthly installments at an annual percentage rate of 3.68%

NOTE 8 - COMMITMENTS AND CONTINGENCIES

LITIGATION
A civil claim under federal civil rights statutes has been filed seeking $35,000 in alleged lost earnings, $200,000 in compensation for loss of future pensions and benefits, damages for non-pecuniary losses of $250,000, punitive damages of

$500,000, and attorneys fees, expert fees and costs. The Company, acting through outside legal counsel, has denied all liability and intends to vigorously defend against this claim. Outside legal counsel estimates the range of potential loss to be less than $50,000.

NOTE 9 - INCOME TAXES

The Company's net operating loss carryforwards fully offset all taxable income for the six months ended June 30, 2002 and therefore there is no current federal income tax expense. Deferred tax assets as of June 30, 2002 arising primarily from loss carry forward benefits have not been recorded because of the historical operating losses and the uncertainty of realizing such benefits.

NOTE 10 - RELEASE AND ASSIGNMENT AGREEMENT

On June 14, 2002, the Company executed a release and assignment agreement which assigned all of the Company's right, title and interest in any patents, royalties, manufacturing rights or any other rights in the product Chlor*Rid(R). In return, the Company received a cash payment of $225,000 from Chlor*Rid(R) International. This $225,000 is accounted for as other income.

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

OVERVIEW

     We derive the majority of our revenue from two sources, cleaning piping systems on U.S. Navy and U.S. Coast Guard vessels and cleaning bilge, fuel, oil and CHT tanks on ships. A significant portion of the pipe cleaning is performed pursuant to a five-year contract with the U.S. Navy (Portsmouth CHT contract). This subjects our Company to certain business risks that can cause volatility in our revenue stream and our gross margins. We are also subject to the deployment and servicing schedules of the U.S. Navy as well as the available maintenance funds in the Navy budget. These factors can cause revenue to change dramatically from one quarter to the next. Additionally, we are required by our Portsmouth CHT contract to perform work on different classes of ships. Performing work on different classes of ships can cause our gross margins to vary widely from one quarter to the next because we realize higher gross margins on certain classes of ships than on others. Moreover, we are often asked to perform work on ships outside of the state of Virginia. When we perform work under the Portsmouth CHT contract outside of the state of Virginia, we incur certain reimbursable travel costs that are included in both revenue and cost of goods sold. These reimbursable travel costs cause gross margins to be lower than the margins that would have otherwise been recognized had the work been performed in Virginia.

The final option year of our five-year CHT system chemical cleaning contract with the U.S. Navy will expire during September 2002. This contract accounted for approximately 46% of our revenue during the six months ended June 30, 2002, and approximately 45% of our revenue during fiscal year 2001. In addition, this contract has been responsible for the majority of our consolidated revenue for several years. We intend to submit an offer to the U.S. Navy for additional services under a request for proposal for a new five-year agreement to replace the expiring contract, and must submit a bid for negotiation to the U.S. Navy by August 13, 2002. Prior to awarding the new contract to any provider, the U.S. Navy will evaluate the various bids for the best value based on the non-cost technical factors of management and organization, manpower resources and chemical solution, the non-cost factor of past performance and, to a lesser extent, price. We expect that several providers will submit bids to the U.S. Navy in an effort to secure this contract. Based on this competition and the uncertainty of this process, the U.S. Navy may choose a sole provider or alternate providers for the services that we currently provide. In the event the U.S. Navy does not select a provider prior to the expiration of our agreement, we expect that our agreement will be extended during the bid negotiation process. Our failure to secure all or part of the new CHT system chemical cleaning agreement with the U.S. Navy would have a material adverse effect on our business.

CRITICAL ACCOUNTING JUDGMENTS AND ESTIMATES

     We consider the following accounting policies to be critical to an understanding of our financial statements because their application places the most significant demands on our judgment, with financial reporting results relying on estimates about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, we caution that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

REVENUE RECOGNITION

     For chemical product sales, we recognize revenue at the time products are shipped to customers. For most service projects, we recognize revenue when the services are completed. For fixed price contracts that are in excess of three months, we recognize revenue on the percentage of completion method, measured by the percentage of cost incurred to date to estimated total cost for each contract. We use this method because we consider total cost to be the best available measure of progress on these contracts.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS AND DEFERRED TAX ASSETS

     We analyze accounts receivable to determine the ultimate collectibility of those accounts. If information is available to us to make a determination that there exists a reasonable probability that an account will not be collectible, we create a reserve for that account at the time of the determination and recognize a related expense. If the account is later collected, the reserve and expense are reversed in the current accounting period. Since we must use our best judgment as to which accounts will be collected, there exists the risk that some accounts might not be collected and thus could have a negative impact on our liquidity and results of operations.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2001

     Sales for the three months ended June 30, 2002 were $1,496,335 compared with $1,337,130 during the same period in 2001. Pipe cleaning services accounted for $720,568 during the three months ended June 30, 2002, of which $478,630 was billed under the Portsmouth CHT contract with the United States Navy. For the three months ended June 30, 2001, pipe cleaning services accounted for $1,088,783 of which $593,028 was billed under the Portsmouth CHT contract. Tank cleaning services totaled $727,265 during the three months ended June 30, 2002 compared with $198,397 during the same period in 2001. Industrial chemical sales were $48,502 during the three months ended June 30, 2002 compared with $49,950 during the same period in 2001.

     We began offering tank cleaning services in the first quarter of 2001. Our entrance into the tank cleaning services market has helped to reduce the percentage of consolidated sales generated from pipe system cleaning pursuant to the Portsmouth CHT contract with the U.S. Navy from 44% during the three months ended June 30, 2001 to 32% during the three months ended June 30, 2002. We currently focus specific sales and marketing efforts in the areas of marine, industrial and municipal pipe cleaning as well as in the areas of marine and land based tank cleaning. In the future, we will continue our efforts to diversify our revenue sources and thereby further reduce our reliance on a single customer for a significant portion of our revenue.

     Sales of pipe cleaning services decreased 34% during the three months ended June 30, 2002 compared to the same period in 2001. The decrease in pipe cleaning revenue represents a slowdown in orders for cleaning piping systems on board U.S. Navy and U.S. Coast Guard vessels. Sales of tank cleaning services increased 267% during the three months ended June 30, 2002 compared to the same period in 2001. The increase in tank cleaning revenue reflects our successful penetration into the tank cleaning market, strong general demand for tank cleaning services and additional demand for our services in particular due to our focus on customer satisfaction. Sales of industrial chemicals were relatively flat with a decrease of 3% during the three months ended June 30, 2002 compared to the same period in 2001.

     Consolidated gross margin was 41% during the three months ended June 30, 2002 compared with 49% during the same period in 2001. The decrease in consolidated gross margin was the result of the increase in tank cleaning revenue performed at a lower gross margin combined with the decrease in pipe cleaning revenue performed at a higher gross margin.

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

     Gross profit decreased to $610,844 during the three months ended June 30, 2002 from $652,566 during the same period in 2001. The decrease in gross profit was the result of lower consolidated gross margins offset slightly by higher consolidated revenue.

     Selling expenses increased to $122,038 during the three months ended June 30, 2002 from $67,247 during the same period in 2001 while general and administrative expenses increased to $630,915 for the three months ended June 30, 2002 from $610,378 during the same period in 2001. The increase in selling expenses was primarily the result of additional sales personnel. General and administrative expenses remained relatively flat from one period to the next.

     On June 14, 2002, the Company executed a release and assignment agreement which assigned all of the Company's right, title and interest in any patents, royalties, manufacturing rights or any other rights in the product Chlor*Rid(R). In return, the Company received a cash payment of $225,000 from Chlor*Rid(R) International. This $225,000 is accounted for as other income. During the three months ended June 30, 2001, the Company sold an asset and realized a gain of $52,378, which is included in other income.

     For the three months ended June 30, 2002, we generated net income of $66,311 compared to net income of $10,115 for the same period in 2001.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2001,

     Sales for the six months ended June 30, 2002 were $3,172,386 compared with $2,571,008 during the same period in 2001. Pipe cleaning services accounted for $1,822,107 during the six months ended June 30, 2002, of which $1,465,286 was billed under the Portsmouth CHT contract with the United States Navy. For the six months ended June 30, 2001, pipe cleaning services accounted for $2,201,332 of which $1,412,010 was billed under the Portsmouth CHT contract. Tank cleaning services totaled $1,268,647 during the six months ended June 30, 2002 compared with $259,577 during the same period in 2001. Industrial chemical sales were $81,632 during the six months ended June 30, 2002 compared with $110,099 during the same period in 2001.

     The continuing growth of our tank cleaning service revenue has helped to reduce the percentage of consolidated sales generated from pipe system cleaning pursuant to the Portsmouth CHT contract with the U.S. Navy from 55% during the six months ended June 30, 2001 to 46% during the six months ended June 30, 2002. We currently focus specific sales and marketing efforts in the areas of marine, industrial and municipal pipe cleaning as well as in the areas of marine and land based tank cleaning. In the future, we will continue our efforts to diversify our revenue sources and thereby further reduce our reliance on a single customer for a significant portion of our revenue.

     Sales of pipe cleaning services decreased 17% during the six months ended June 30, 2002 compared to the same period in 2001. The decrease in pipe cleaning revenue represents a slowdown in orders for cleaning piping systems on board U.S. Navy and U.S. Coast Guard vessels. Sales of tank cleaning services increased 389% during the six months ended June 30, 2002 compared to the same period in 2001. The increase in tank cleaning revenue reflects our successful penetration into the tank cleaning market, strong general demand for tank cleaning services and additional demand for our services in particular due to our focus on customer satisfaction. Sales of industrial chemicals decreased 26% during the six months ended June 30, 2002 compared to the same period in 2001. The reduction in chemical sales represents the lack of any Chlor*Rid(R) chemical sales during the period.

     Consolidated gross margin was 44% during the six months ended June 30, 2002 compared with 39% during the same period in 2001. The increase in consolidated gross margin was the result higher gross margins in both pipe and tank cleaning as compared to the same period in 2001.

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

     Gross profit increased to $1,386,054 during the six months ended June 30, 2002 from $1,011,187 during the same period in 2001. The increase in gross profit was the result of higher consolidated revenue offset slightly by lower consolidated gross margins.

     Selling expenses increased to $255,339 during the six months ended June 30, 2002 from $139,334 during the same period in 2001 while general and administrative expenses increased to $1,180,264 during the six months ended June 30, 2002 from $1,178,547 during the same period in 2001. The increase in selling expenses was primarily the result of additional sales personnel. General and administrative expenses remained relatively flat from one period to the next.

     On June 14, 2002, the Company executed a release and assignment agreement which assigned all of the Company's right, title and interest in any patents, royalties, manufacturing rights or any other rights in the product Chlor*Rid(R). In return, the Company received a cash payment of $225,000 from Chlor*Rid(R) International. This $225,000 is accounted for as other income. During the six months ended June 30, 2001, the Company sold an asset and realized a gain of $52,378, which is included in other income.

     For the six months ended June 30, 2002, we generated net income of $136,080 compared to a net loss of $277,737 for the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Cash was $147,189 at June 30, 2002 and $75,759 at December 31, 2001 while working capital was $580,007 and $397,407 at those respective dates. The increase in cash and working capital is primarily the result of our net income.

     During the second quarter of 2002, the Company signed an amendment to its existing factoring arrangement. The terms of the amended agreement are as follows:

     The factor purchases eligible receivables and advances 85% of the purchased amount to our Company. Purchased receivables may not exceed $1,000,000 at any one time. Either party may cancel the arrangement with 30 days notice. At June 30, 2002, there was $449,382 of factored receivables of which we have received $371,056 from the factor. This $371,056 and $3,916 in interest expense are not shown as receivables. This arrangement is accounted for as a sale of receivables on which the factor has recourse to the 15% residual of aggregate receivables purchased and outstanding. Interest payable by us to the factor is calculated as a fixed discount fee equal to 0.75% of the amount of the receivable factored plus a variable (1.5% above the institutions base rate, with a minimum of 7%) discount fee computed on the amount advanced to us and accruing on the basis of actual days elapsed from the date of the 85% advance until 5 days after collection of such account receivable by the factor at a per annum rate equal to an internal rate set by the factor. The rate at June 30, 2002 was 7%. In connection with this agreement, we are required to maintain certain financial covenants. In the event of a breach of representation, warranty or agreement, the institution has a security interest in our assets.

     Our five-year Portsmouth CHT contract with the U.S. Navy is due to expire in September 2002. This contract has been responsible for the majority of our consolidated revenue for several years. Management is currently working on the re-solicitation by the U.S. Navy for these services. If the new contract is not awarded to us, it could have a material impact on our revenue and results of operations.

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

     The table below describes our contractual obligations as of June 30, 2002 to make future payments under contracts such as debt and lease agreements:

                                                         Payments Due by Fiscal Year
                         Contractual                   ------------------------------
                         Obligations                     2002       2003       2004
                         -----------                     ----       ----       ----
     Long-Term Debt and Other Financing Arrangements   $178,199   $ 11,940   $     --
     Capital Lease Obligations                            4,585      1,232         --
     Operating Leases                                    31,414     50,757      3,700

     While we believe that we will not need to raise additional capital because our current cash and cash flows expected to be generated from operations are anticipated to be sufficient for the foreseeable future, we may, in the future, sell additional securities to raise capital. Any such sale, if necessary, could substantially dilute the interest of our existing stockholders. We cannot provide any assurance that we will be able to sell additional securities at terms acceptable to us. We may, in the future, make acquisitions by utilizing debt financing if available. Any such acquisition and debt financing could have a material adverse impact on our liquidity and results of operations.

PART II: OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

RECENT SALES OF UNREGISTERED SECURITIES

During the second quarter of 2002 the Company issued 40,000 shares of common stock as compensation to its outside Board of Directors. These shares were issued under an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K: None


Exhibits:

10.17   Amendment to Account Transfer and Purchase  Agreement by and between the
        Registrant,   H.E.R.C.   Consumer  Products,  Inc.,  and  KBK  Financial
        Incorporated dated September 22, 1997.

99.1 Certification of the Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of the Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   H.E.R.C. PRODUCTS INCORPORATED
                                   -----------------------------------
                                             (Registrant)


Date: August 14, 2002              By: /s/ S. Steven Carl
                                       -------------------------------
                                       S. Steven Carl
                                       Chief Executive Officer


                                   By: /s/ Michael H. Harader
                                       -------------------------------
                                       Michael H. Harader
                                       Chief Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)