Form 10QSB
period 2002-09-30
H E R C PRODUCTS INC
filed 2002-11-14
CIK 919010

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


          Class                                 Outstanding at November 12, 2002
          -----                                 --------------------------------
Common Stock, $.01 par value                                12,054,873

Transitional Small Business Disclosure Format: YES [ ] NO [X]

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES


Index To Consolidated Financial Statements

PART I. FINANCIAL INFORMATION                                           Page No.

     Item 1. Financial Statements

        Consolidated Financial Statements:
        Consolidated Balance Sheets
          September 30, 2002 and December 31, 2001                             3
        Consolidated Statements of Operations
          Three and Nine Months Ended September 30, 2002 and 2001              4
        Consolidated Statements of Cash Flows
          Nine Months Ended September 30, 2002 and 2001                        5

        Notes to Consolidated Financial Statements                             6

     Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            12

     Item 3. Controls and Procedures                                          17

PART II.  OTHER INFORMATION

     Item 2 - Changes in Securities                                           18

     Item 6 - Exhibits and Reports on Form 8-K                                18

Signatures                                                                    18

Certifications                                                                19

Item 1. FINANCIAL STATEMENTS

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                             September 30,   December 31,
                                                                                 2002            2001
                                                                             ------------    ------------
                                                                             (Unaudited)
                                     ASSETS
CURRENT ASSETS
  Cash                                                                       $    121,158    $     75,759
  Trade accounts receivable, net of allowance for
    doubtful accounts of $124,338 and $35,269, respectively                       802,526         602,468
  Inventories                                                                      52,740          27,061
  Costs of uncompleted contracts                                                  107,529         150,530
  Costs and estimated earnings in excess
    of billings on uncompleted contracts                                           34,582          74,289
  Other receivables, includes unbilled amounts of $33,750 and
    $53,437, respectively                                                          53,852          66,112
  Prepaid expenses                                                                250,046          51,008
                                                                             ------------    ------------
        Total Current Assets                                                    1,422,433       1,047,227
                                                                             ------------    ------------

PROPERTY AND EQUIPMENT
  Property and equipment                                                        1,535,699       1,374,993
  Less: accumulated depreciation                                               (1,103,554)       (938,755)
                                                                             ------------    ------------
        Net Property and Equipment                                                432,145         436,238
                                                                             ------------    ------------

OTHER ASSETS
  Patents, net of accumulated amortization of $116,101 and
    $100,397, respectively                                                        108,034         107,366
  Patents pending                                                                 115,198         117,954
  Refundable deposits and other assets                                              8,722           9,940
                                                                             ------------    ------------
        Total Other Assets                                                        231,954         235,260
                                                                             ------------    ------------
                                                                             $  2,086,532    $  1,718,725
                                                                             ============    ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                           $    417,226    $    287,259
  Accrued wages                                                                    62,642         117,350
  Current portion of notes payable                                                 69,907          19,944
  Other accrued expenses                                                          380,644         225,267
                                                                             ------------    ------------
        Total Current Liabilities                                                 930,419         649,820

LONG-TERM LIABILITIES
  Notes payable, net of current portion                                                --           2,570
                                                                             ------------    ------------
        Total Liabilities                                                         930,419         652,390
                                                                             ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $0.01 par value; authorized 1,000,000 shares;
    issued and outstanding zero shares                                                 --              --
  Common stock, $0.01 par value; authorized 40,000,000 shares;
    issued and outstanding 12,004,872 and 11,864,872 shares, respectively,        120,049         118,649
  Additional paid-in capital                                                   14,025,064      14,012,464
  Accumulated deficit                                                         (12,989,000)    (13,064,778)
                                                                             ------------    ------------
        Total Stockholders' Equity                                              1,156,113       1,066,335
                                                                             ------------    ------------
                                                                             $  2,086,532    $  1,718,725
                                                                             ============    ============

              The accompanying notes are an integral part of this
                          consolidated balance sheet.

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                             Three Months Ended              Nine Months Ended
                                                                September 30,                   September 30,
                                                        ----------------------------    ----------------------------
                                                            2002            2001            2002            2001
                                                        ------------    ------------    ------------    ------------
SALES                                                   $  1,770,863    $  1,740,621    $  4,943,250    $  4,311,629
COST OF SALES                                                927,071         894,290       2,713,420       2,454,111
                                                        ------------    ------------    ------------    ------------
GROSS PROFIT                                                 843,792         846,331       2,229,830       1,857,518
SELLING EXPENSES                                             123,471          60,455         378,811         199,790
GENERAL AND ADMINISTRATIVE EXPENSES                          762,759         560,920       1,943,022       1,739,467
                                                        ------------    ------------    ------------    ------------
OPERATING PROFIT (LOSS)                                      (42,438)        224,956         (92,003)        (81,739)
                                                        ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE)
  Gain on sale of asset                                           --              --              --          52,378
  Interest expense                                           (18,110)        (18,354)        (58,171)        (45,709)
  Miscellaneous                                                  262           1,458         225,952           5,393
                                                        ------------    ------------    ------------    ------------
      Total Other Income (Expense)                           (17,848)        (16,896)        167,781          12,062
                                                        ------------    ------------    ------------    ------------
NET INCOME (LOSS) BEFORE INCOME TAXES                        (60,286)        208,060          75,778         (69,677)
  Income tax provision                                            --              --              --              --
                                                        ------------    ------------    ------------    ------------
NET INCOME (LOSS)                                       $    (60,286)   $    208,060    $     75,778    $    (69,677)
                                                        ============    ============    ============    ============

NET INCOME (LOSS) PER COMMON SHARE -BASIC AND DILUTED          (0.01)           0.02    $       0.01    $      (0.01)
                                                        ============    ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC                                                     12,004,872      11,798,206      11,951,905      11,768,713
                                                        ============    ============    ============    ============
DILUTED                                                   12,004,872      11,798,788      12,025,470      11,768,713
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

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                         Nine Months Ended
                                                                           September 30,
                                                                      ----------------------
                                                                         2002         2001
                                                                      ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                   $  75,778    $ (69,677)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities
      Depreciation and amortization                                     180,976      192,667
      Gain on sale of Chlor-Rid(R)rights                               (225,000)          --
      Gain on sale of asset                                                  --      (52,378)
      Common stock issued for services                                   14,000       18,000
      Bad debt expense                                                   89,069           --
      (Increase) decrease in assets
        Trade accounts receivable                                      (289,127)    (430,962)
        Inventories                                                     (25,679)      12,184
        Costs of uncompleted contracts                                   43,001     (282,231)
        Costs and estimated earnings in excess of billings
          on uncompleted contracts                                       39,707           --
        Other receivables                                                12,260       (5,449)
        Prepaid expenses                                                170,076      144,776
        Refundable deposits and other assets                              1,218        1,982
      Increase (decrease) in liabilities
        Accounts payable                                                129,967      428,574
        Accrued wages and other accrued expenses                        100,669      125,061
        Customer deposits                                                    --       (6,035)
                                                                      ---------    ---------
            Net cash provided by operating activities                   316,915       76,512
                                                                      ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                 (160,707)     (82,672)
  Cash received from sale of Chlor-Rid(R)rights                         225,000           --
  Cash received from sale of asset                                           --      135,000
  Expenditures related to patents and patents pending                   (14,088)     (38,820)
                                                                      ---------    ---------
            Net cash provided by investing activities                    50,205       13,508
                                                                      ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments under notes payable                               (321,721)    (307,479)
                                                                      ---------    ---------
            Net cash used in financing activities                      (321,721)    (307,479)
                                                                      ---------    ---------
NET INCREASE (DECREASE) IN CASH                                          45,399     (217,459)
CASH AT BEGINNING OF PERIOD                                              75,759      302,392
                                                                      ---------    ---------
CASH AT END OF PERIOD                                                 $ 121,158    $  84,933
                                                                      =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for interest                              $  58,171    $  45,709
                                                                      =========    =========
Cash paid during the period for income taxes                          $      --    $      --
                                                                      =========    =========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Prepaid insurance financed with notes payable                         $ 369,114    $ 198,262
                                                                      =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements (except for the balance sheet at December 31, 2001, which is derived from audited financial statements) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the requirements of regulation S-B of the Securities and Exchange Commission and consequently do not include all of the disclosures normally made in complete annual financial statement filing. Accordingly, the consolidated financial statements of H.E.R.C. Products Incorporated included herein should be reviewed in conjunction with the consolidated financial statements and the accompanying footnotes included within the Company's Form 10-KSB for the year ended December 31, 2001.

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

Certain  items on the  consolidated  statements of cash flows for the year ended
September  30,  2001  have  been   reclassified   to  be  consistent   with  the
classifications adopted for the period ended September 30, 2002.

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

NOTE 3 - AGREEMENT WITH FACTOR

The Company has a factoring agreement with the following terms:

The factor purchases eligible receivables and advances 85% of the purchased amount to the Company. Purchased receivables may not exceed $1,000,000 at any time. Either party may cancel the arrangement with 30 days notice. At September 30, 2002, there was $616,401 of factored receivables of which the Company has received $523,941 from the factor. This $523,941 and $4,623 in interest expense are not included in accounts receivable as of September 30, 2002. This arrangement is accounted for as a sale of receivables on which the factor has recourse to the 15% residual of aggregate receivables purchased and outstanding. Interest payable by the Company to the factor is calculated as a fixed discount fee equal to .75% of the amount of the receivable factored plus a variable (1.5% above the institutions base rate, with a minimum of 7%) discount fee computed on the amount advanced to the Company and accruing on the basis of actual days elapsed from the date of the 85% advance until five days after collection of such account receivable by the factor at a per annum rate equal to an internal rate set by the factor. The rate at September 30, 2002 was 7%. In connection with this agreement, the Company is required to maintain certain financial covenants. In the event of a breach of representation, warranty or agreement, the factor has a security interest in the Company's assets.

NOTE 4 - SEGMENT INFORMATION

Information by segment for the three months ended and as of September 30, 2002:

                                          Pipe           Tank
                                        Cleaning       Cleaning      Chemicals     Corporate     Consolidated
                                       -----------    -----------   -----------    ---------     ------------
     Sales to unaffiliated customers   $   352,779    $ 1,384,485   $    33,599    $        --    $ 1,770,863
     Net income (loss)                    (200,133)       508,870       (28,615)      (340,408)       (60,286)
     Total assets                          494,272        919,995        31,764        640,501      2,086,532
     Depreciation and amortization          39,341         18,458         1,643          9,136         68,578
     Capital expenditures                    2,050         96,966            --             --         99,016

Information by segment for the three months ended and as of September 30, 2001:

                                          Pipe          Tank
                                        Cleaning      Cleaning      Chemicals     Corporate     Consolidated
                                       -----------   -----------   -----------   -----------    ------------
     Sales to unaffiliated customers   $ 1,055,988   $   582,670   $   101,963   $        --    $ 1,740,621
     Net income (loss)                     333,734       148,834        65,656      (340,164)       208,060
     Total assets                          945,542       566,597        63,883       506,318      2,082,340
     Depreciation and amortization          46,924         5,727         1,579        11,215         65,445
     Capital expenditures                   12,334        31,727            --            --         44,061

Information by segment for the nine months ended and as of September 30, 2002:

                                          Pipe          Tank
                                        Cleaning      Cleaning      Chemicals     Corporate     Consolidated
                                       -----------   -----------   -----------   -----------    ------------
     Sales to unaffiliated customers   $ 2,174,887   $ 2,653,132   $   115,231   $        --    $ 4,943,250
     Net income (loss)                     217,021       842,243       139,131    (1,122,617)        75,778
     Total assets                          494,272       919,995        31,764       640,501      2,086,532
     Depreciation and amortization         117,497        31,133         4,928        27,418        180,976
     Capital expenditures                   52,328       104,221            --         4,158        160,707

Information by segment for the nine months ended and as of September 30, 2001:

                                          Pipe          Tank
                                        Cleaning      Cleaning      Chemicals     Corporate     Consolidated
                                       -----------   -----------   -----------   -----------    ------------
     Sales to unaffiliated customers   $ 3,257,320   $   842,247   $   212,062   $        --    $ 4,311,629
     Net income (loss)                     735,213        96,699       131,588    (1,033,177)       (69,677)
     Total assets                          945,542       566,597        63,883       506,318      2,082,340
     Depreciation and amortization         137,693        16,596         4,733        33,645        192,667
     Capital expenditures                   32,496        48,964            --         1,212         82,672

We derive the majority of our revenue from two sources, cleaning vacuum sewer "CHT" pipe systems on U.S. Navy and U.S. Coast Guard vessels and cleaning bilge, fuel, oil and CHT tanks on ships. A significant portion of the pipe cleaning has been performed pursuant to a five-year contract with the U.S. Navy (Portsmouth CHT contract), which expired September 2002. The pipe system cleaning pursuant to the Portsmouth CHT contract with the U.S. Navy was 35% of consolidated sales during the nine months ended September 30, 2002 compared to 51% during the nine months ended September 30, 2001.

On September 30, 2002, the Company was awarded a new five-year contract with the U.S. Navy to use its chemical cleaning technology to clean CHT systems on U.S. Navy and other military vessels on a worldwide basis. The negotiated contract is for "indefinite delivery indefinite quantity" task orders for the first year award and four option years through the USN Supervisor of Shipbuilding, Portsmouth, Virginia. Of all the firms responding to the Navy solicitation, two awards were made for the contract after careful evaluation in accordance with the solicitation based on a determination of "best value" to the Navy. The contract minimum for the two awards is $107,097 while the contract maximum for the two awards is a total of $5,948,312 for each of the five years; however, we do not know the proportions as to which it will be split. Historically, we have found that once we are on board the ship, we often have the ability to obtain additional work.

NOTE 5 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators (weighted average number of shares outstanding) of the basic and diluted earnings per share (EPS) computation for the three and nine months ended September 30, 2002 and 2001 is as follows:

                                                 Three Months Ended
                                                 September 30, 2002
                                            ---------------------------
                                              Net Loss        Shares        Per Share
                                            (Numerator)    (Denominator)      Amount
                                            -----------    -------------   -----------
     Basic EPS                              $   (60,286)     12,004,872    $     (0.01)
                                                                           ===========
     Effect of stock options and warrants            --              --
                                            -----------     -----------
     Diluted EPS                            $   (60,286)     12,004,872    $     (0.01)
                                            ===========     ===========    ===========

                                                 Three Months Ended
                                                 September 30, 2001
                                            ---------------------------
                                            Net Income        Shares        Per Share
                                            (Numerator)    (Denominator)      Amount
                                            -----------    -------------   -----------
     Basic EPS                              $   208,060      11,798,206    $      0.02
                                                                           ===========
     Effect of stock options and warrants            --              --
                                            -----------     -----------
     Diluted EPS                            $   208,060      11,798,206    $      0.02
                                            ===========     ===========    ===========

                                                 Nine Months Ended
                                                 September 30, 2002
                                            ---------------------------
                                            Net Income        Shares        Per Share
                                            (Numerator)    (Denominator)      Amount
                                            -----------    -------------   -----------
     Basic EPS                              $    75,778      11,951,905    $      0.01
                                                                           ===========
     Effect of stock options and warrants            --          73,565
                                            -----------     -----------
     Diluted EPS                            $    75,778      12,025,470    $      0.01
                                            ===========     ===========    ===========

                                                 Nine Months Ended
                                                 September 30, 2001
                                            ---------------------------
                                             Net Loss         Shares        Per Share
                                            (Numerator)    (Denominator)      Amount
                                            -----------    -------------   -----------
     Basic EPS                              $   (69,677)     11,768,713    $     (0.01)
                                                                           ===========

     Effect of stock options and warrants            --              --
                                            -----------     -----------
     Diluted EPS                            $   (69,677)     11,768,713    $     (0.01)
                                            ===========     ===========    ===========

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

LITIGATION

A claim has been resolved in the amount of $85,000, which was charged to general and administrative expenses during the three months ended September 30, 2002. The resolution reflected an economic decision based upon a financial impact evaluation necessary to resolve the matter.

NOTE 9 - INCOME TAXES

The Company's net operating loss carryforwards fully offset all taxable income for the nine months ended September 30, 2002 and therefore there is no current federal income tax expense. Deferred tax assets as of September 30, 2002 arising primarily from loss carry forward benefits have been offset by a valuation allowance because of the historical operating losses and the uncertainty of realizing such benefits.

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

OVERVIEW

     We derive the majority of our revenue from two sources, cleaning vacuum sewer "CHT" systems on U.S. Navy and U.S. Coast Guard vessels and cleaning bilge, fuel, oil and CHT tanks on ships. A significant portion of the pipe cleaning has been performed pursuant to a five-year contract with the U.S. Navy (Portsmouth CHT contract), which expired September 2002. This has subjected our Company to certain business risks that have caused volatility in our revenue stream and our gross margins. We have also been subject to the deployment and servicing schedules of the U.S. Navy as well as the available maintenance funds in the Navy budget. These factors can cause revenue to change dramatically from one quarter to the next. Additionally, we have been required by our Portsmouth CHT contract to perform work on different classes of ships. Performing work on different classes of ships can cause our gross margins to vary widely from one quarter to the next because we realize higher gross margins on certain classes of ships than on others. Moreover, we are often asked to perform work on ships outside of the state of Virginia. When we perform work under the Portsmouth CHT contract outside of the state of Virginia, we incur certain reimbursable travel costs that are included in both revenue and cost of goods sold. These reimbursable travel costs cause gross margins to be lower than the margins that would have otherwise been recognized had the work been performed in Virginia.

     On September 30, 2002, the Company was awarded a new five-year contract with the U.S. Navy to use its chemical cleaning technology to clean CHT systems on U.S. Navy and other military vessels on a worldwide basis. The negotiated contract is for "indefinite delivery indefinite quantity" task orders for the first year award and four option years through the USN Supervisor of Shipbuilding, Portsmouth, Virginia. Of all the firms responding to the Navy solicitation, two awards were made for the contract after careful evaluation in accordance with the solicitation based on a determination of "best value" to the Navy. The contract minimum for the two awards is $107,097 while the contract maximum for the two awards is a total of $5,948,312 for each of the five years; however, we do not know the proportions as to which it will be split. Historically, we have found that once we are on board the ship, we often have the ability to obtain additional work.

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

REVENUE RECOGNITION

     For chemical product sales, we recognize revenue at the time products are shipped to customers. For most service projects, we recognize revenue when the services are completed. For fixed price contracts that are in excess of three months, we recognize revenue on the percentage of completion method, measured as the percentage of cost incurred to date of the estimated total cost for each contract. We use this method because we consider the percentage of the total cost to be the best available measure of progress on these contracts.

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

DEFERRED TAX ASSETS

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2001

     Sales for the three months ended September 30, 2002 were $1,770,863 compared with $1,740,621 during the same period in 2001. Pipe cleaning services accounted for $352,779 during the three months ended September 30, 2002, of which $257,153 was billed under the Portsmouth CHT contract with the United States Navy. For the three months ended September 30, 2001, pipe-cleaning services accounted for $1,055,988 of which $745,594 was billed under the Portsmouth CHT contract. Tank cleaning services totaled $1,384,485 during the three months ended September 30, 2002 compared with $582,670 during the same period in 2001. Industrial chemical sales were $33,599 during the three months ended September 30, 2002 compared with $101,963 during the same period in 2001.

     The pipe system cleaning pursuant to the Portsmouth CHT contract with the U.S. Navy was 15% of consolidated sales during the three months ended September 30, 2002 compared to 43% during the three months ended September 30, 2001.

     Sales of pipe cleaning services decreased 67% during the three months ended September 30, 2002 compared to the same period in 2001. The decrease in pipe cleaning revenue represents a slowdown in orders for cleaning pipe systems on board U.S. Navy and U.S. Coast Guard vessels. Sales of tank cleaning services increased 138% during the three months ended September 30, 2002 compared to the same period in 2001. The increase in tank cleaning revenue reflects our successful penetration into the tank cleaning market, strong general demand for tank cleaning services and additional demand for our services in particular due to our focus on customer satisfaction. Sales of industrial chemicals decreased 67% during the three months ended September 30, 2002 compared to the same period in 2001. The reduction in chemical sales represents the lack of any Chlor*Rid(R) chemical sales during the period as a result of the assignment of all of the Company's right, title and interest in any patents, royalties, manufacturing rights or any other rights in the product Chlor*Rid(R) during the second quarter of 2002.

     Consolidated gross margins remained relatively flat at 48% during the three months ended September 30, 2002 compared with 49% during the same period in 2001.

     Performing pipe-cleaning services on different classes of ships can cause our gross margins to vary widely from one quarter to the next because we make higher gross margins on certain classes of ships than we do on others. Additionally, when we perform work under the Portsmouth CHT contract outside of the state of Virginia, we incur certain reimbursable travel costs that are included in both revenue and cost of goods sold. These reimbursable travel costs cause gross margins to be lower than the margins that would have otherwise been recognized had the work been performed in Virginia.

     We anticipate that future gross margins from pipe cleaning and tank cleaning will fluctuate with changes in revenue mix and other operational factors such as our ability to bid work at profitable levels as well as our ability to control costs on projects.

     Gross profit decreased slightly to $843,792 during the three months ended September 30, 2002 from $846,331 during the same period in 2001. The small change in gross profit reflects the relatively flat revenue and gross margin from one period to the next.

     Selling expenses increased to $123,471 during the three months ended September 30, 2002 from $60,455 during the same period in 2001 while general and administrative expenses increased to $762,759 for the three months ended September 30, 2002 from $560,920 during the same period in 2001. The increase in selling expenses was primarily the result of additional sales personnel and related marketing expenses. General and administrative expenses were higher as a result of increases in legal expenses and bad debt expenses.

     For the three months ended September 30, 2002, we incurred a net loss of $60,286 compared to net income of $208,060 during the same period in 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2001,

     Sales for the nine months ended September 30, 2002 were $4,943,250 compared with $4,311,629 during the same period in 2001. Pipe cleaning services accounted for $2,174,887 during the nine months ended September 30, 2002, of which $1,744,211 was billed under the Portsmouth CHT contract with the United States Navy. For the nine months ended September 30, 2001, pipe-cleaning services accounted for $3,257,320 of which $2,201,886 was billed under the Portsmouth CHT contract. Tank cleaning services totaled $2,653,132 during the nine months ended September 30, 2002 compared with $842,247 during the same period in 2001. Industrial chemical sales were $115,231 during the nine months ended September 30, 2002 compared with $212,061 during the same period in 2001.

     The pipe system cleaning pursuant to the Portsmouth CHT contract with the U.S. Navy was 35% of consolidated sales during the nine months ended September 30, 2002 compared to 51% during the nine months ended September 30, 2001.

     Sales of pipe cleaning services decreased 33% during the nine months ended September 30, 2002 compared to the same period in 2001. The decrease in pipe cleaning revenue represents a slowdown in orders for cleaning pipe systems on board U.S. Navy and U.S. Coast Guard vessels. Sales of tank cleaning services increased 315% during the nine months ended September 30, 2002 compared to the same period in 2001. The increase in tank cleaning revenue reflects our successful penetration into the tank cleaning market, strong general demand for tank cleaning services and additional demand for our services in particular due to our focus on customer satisfaction. Sales of industrial chemicals decreased 46% during the nine months ended September 30, 2002 compared to the same period in 2001. The reduction in chemical sales represents the lack of any Chlor*Rid(R) chemical sales during the period as a result of the assignment of all of the Company's right, title and interest in any patents, royalties, manufacturing rights or any other rights in the product Chlor*Rid(R) during the second quarter of 2002.

     Consolidated gross margin was 45% during the nine months ended September 30, 2002 compared with 43% during the same period in 2001. The increase in consolidated gross margin was the result of higher gross margins in tank cleaning as compared to the same period in 2001.

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

     Gross profit increased to $2,229,830 during the nine months ended September 30, 2002 from $1,857,518 during the same period in 2001. The increase in gross profit was the result of higher consolidated revenue combined with higher consolidated gross margins.

     Selling expenses increased to $378,811 during the nine months ended September 30, 2002 from $199,790 during the same period in 2001 while general and administrative expenses increased to $1,943,022 during the nine months ended September 30, 2002 from $1,739,467 during the same period in 2001. The increase in selling expenses was primarily the result of additional sales personnel and related marketing expenses. General and administrative expenses were higher as a result of increases in legal expenses and bad debt expenses.

     On June 14, 2002, the Company executed a release and assignment agreement which assigned all of the Company's right, title and interest in any patents, royalties, manufacturing rights or any other rights in the product Chlor*Rid(R). In return, the Company received a cash payment of $225,000 from Chlor*Rid(R) International. This $225,000 is accounted for as other income. During the nine months ended September 30, 2001, the Company sold an asset and realized a gain of $52,378, which is included in other income.

     For the nine months ended September 30, 2002, we generated net income of $75,778 compared to a net loss of $69,677 for the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Cash was $121,158 at September 30, 2002 and $75,759 at December 31, 2001 while working capital was $492,014 and $397,407 on those respective dates. The increase in cash and working capital is primarily the result of our net income.

     The Company has a factoring arrangement whereby the factor purchases eligible receivables and advances 85% of the purchased amount to our Company. Purchased receivables may not exceed $1,000,000 at any one time. Either party may cancel the arrangement with 30 days notice. At September 30, 2002, there was $616,401 of factored receivables of which we have received $523,941 from the factor. This $523,941 and $4,623 in interest expense are not shown as receivables. This arrangement is accounted for as a sale of receivables on which the factor has recourse to the 15% residual of aggregate receivables purchased and outstanding. Interest payable by us to the factor is calculated as a fixed discount fee equal to 0.75% of the amount of the receivable factored plus a variable (1.5% above the institutions base rate, with a minimum of 7%) discount fee computed on the amount advanced to us and accruing on the basis of actual days elapsed from the date of the 85% advance until 5 days after collection of such account receivable by the factor at a per annum rate equal to an internal rate set by the factor. The rate at September 30, 2002 was 7%. In connection with this agreement, we are required to maintain certain financial covenants. In the event of a breach of representation, warranty or agreement, the institution has a security interest in our assets.

     Our existing five-year Portsmouth CHT contract with the U.S. Navy expired in September 2002. This contract had been responsible for the majority of our consolidated revenue for several years.

     On October 14, 2002, the Company was awarded a new five-year contract with the U.S. Navy to use its chemical cleaning technology to clean CHT systems on U.S. Navy and other military vessels on a worldwide basis. The negotiated contract is for "indefinite delivery indefinite quantity" task orders for the first year award and four option years through the USN Supervisor of Shipbuilding, Portsmouth, Virginia. Of all the firms responding to the Navy solicitation, two awards were made for the contract after careful evaluation in accordance with the solicitation based on a determination of "best value" to the Navy. The contract minimum for the two awards is $107,097 while the contract maximum for the two awards is a total of $5,948,312 for each of the five years; however, we do not know the proportions as to which it will be split. Historically, we have found that once we are on board the ship, we often have the ability to obtain additional work.

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

     The table below describes our contractual obligations as of September 30, 2002 to make future payments under contracts such as debt and lease agreements:

             Contractual
             Obligations                          Payments Due by Fiscal Year
             -----------                          ---------------------------
                                                    2002      2003      2004
                                                  -------   -------   -------
Long-Term Debt and Other Financing Arrangements   $53,307   $11,940   $    --
Capital Lease Obligations                           3,428     1,232        --
Operating Leases                                   13,118    50,757     3,700

     While we believe that we will not need to raise additional capital because our current cash and expected cash flows generated from operations are anticipated to be sufficient for the foreseeable future, we may, in the future, sell additional securities to raise capital. Any such sale, if necessary, could substantially dilute the interest of our existing stockholders. We cannot provide any assurance that we will be able to sell additional securities at terms acceptable to us. We may, in the future, make acquisitions by utilizing debt financing if available. Any such acquisition and debt financing could have a material adverse impact on our liquidity and results of operations.

Item 3. CONTROLS AND PROCEDURES

     Based on their evaluation of the effectiveness of our controls and procedures conducted as of a date within 90 days prior to the date of the filing of this report, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective and sufficient to (a) assure that we record, process, summarize, and report information required to be disclosed by us in our periodic reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission's rules and forms; and (b) accumulate and communicate information required to be disclosed by us in our periodic reports to management, as appropriate to allow for timely decision making regarding the required disclosure.

     Subsequent to the date of their evaluation, there have not been any significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

                           PART II: OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

RECENT SALES OF UNREGISTERED SECURITIES

During the third quarter of 2002 the Company issued 60,000 shares of common stock as compensation to its outside Board of Directors. These shares were issued under an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K:  None

Exhibits:

10.18     Employment Agreement between S. Steven Carl and the Registrant.

10.19 Solicitation, Offer and Award Contract dated September 30, 2002 between the Supervisor of Shipbuilding, C & R, USN and the
          Registrant. *

  99.1 Certification of the Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  99.2 Certification of the Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Certain information in this exhibit has been omitted and filed separately with
the  Securities  and  Exchange  Commission.   Confidential  treatment  has  been
requested with respect to the omitted portions.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        H.E.R.C. PRODUCTS INCORPORATED
                                        (Registrant)


Date: November 13, 2002                 By: /s/ S. Steven Carl
                                            ------------------------------------
                                            S. Steven Carl
                                            Chief Executive Officer

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

                                  CERTIFICATION

     I, S. Steven Carl, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of H.E.R.C. Products Incorporated;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

                                        /s/ S. Steven Carl
                                        ----------------------------------------
                                        S. Steven Carl
                                        Chief Executive Officer and President

                                  CERTIFICATION

     I, Michael H. Harader, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of H.E.R.C. Products Incorporated;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

                                        /s/ Michael H. Harader
                                        ----------------------------------------
                                        Michael H. Harader
                                        Chief Financial Officer and
                                        Vice President -- Finance