Form 10KSB
period 2002-12-31
H E R C PRODUCTS INC
filed 2003-03-28
CIK 919010

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934:

                   For the Fiscal Year Ended December 31, 2002


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


            1420 COLUMBUS AVENUE, PORTSMOUTH, VA 23704 (757) 393-0002 (Address, including zip code, and telephone number, including area code, of issuer's executive offices)


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

State issuer's revenue for its most recent fiscal year.  $6,491,113

As of March 5, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant (7,509,532 shares) was $675,858 based on the closing market price of the Common Stock on such date as reported by the NASD Over-The-Counter Bulletin Board, or OTCBB, of $0.09. For the purposes of this calculation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 5, 2003, there were 12,129,873 shares of Common Stock issued and outstanding.

Documents Incorporated by Reference: None

                         H.E.R.C. PRODUCTS INCORPORATED
                          ANNUAL REPORT ON FORM 10-KSB
                       FISCAL YEAR ENDED DECEMBER 31, 2002

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I

  ITEM 1.  DESCRIPTION OF BUSINESS......................................       2

  ITEM 2.  DESCRIPTION OF PROPERTY......................................       9

  ITEM 3.  LEGAL PROCEEDINGS............................................       9

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........       9

PART II

  ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.....      10

  ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.........................      11

  ITEM 7.  FINANCIAL STATEMENTS.........................................      15

  ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE........................      15

PART III

  ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........      16

  ITEM 10. EXECUTIVE COMPENSATION.......................................      17

  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT AND RELATED STOCKHOLDER MATTERS.................      21

  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............      22

  ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.......................      22

  ITEM 14. CONTROLS AND PROCEDURES......................................      23

SIGNATURES..............................................................      24

CERTIFICATIONS..........................................................      25

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS..............................     F-1

                 STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     PORTIONS OF THIS REPORT DESCRIBE HISTORICAL INFORMATION, SUCH AS THE 2001 AND 2002 OPERATING RESULTS, AND WE BELIEVE THE DESCRIPTIONS TO BE ACCURATE. IN CONTRAST TO DESCRIBING THE PAST, SOME STATEMENTS IN THIS REPORT INDICATE THAT WE BELIEVE THAT EVENTS OR FINANCIAL RESULTS ARE LIKELY TO OCCUR IN THE FUTURE. THESE STATEMENTS TYPICALLY USE WORDS OR PHRASES LIKE "BELIEVE," "EXPECTS," "ANTICIPATES," "ESTIMATES," "WILL CONTINUE" AND SIMILAR EXPRESSIONS. STATEMENTS USING THOSE WORDS OR SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY
"FORWARD-LOOKING STATEMENTS" AS THAT TERM IS USED IN SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. FORWARD-LOOKING STATEMENTS INCLUDE PROJECTIONS OF OPERATING RESULTS FOR 2003 AND BEYOND, EITHER CONCERNING A SPECIFIC SEGMENT OF OUR BUSINESS, OR CONCERNING OUR COMPANY AS A WHOLE.

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

     Our company was incorporated in Arizona in December 1986 and re-incorporated in Delaware in May 1994. Our executive offices, service operations, warehouse and manufacturing facility for our chemical products are located at 1420 Columbus Avenue, Portsmouth, Virginia and our telephone number is (757) 393-0002.

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

TANK CLEANING

     In February 2001, we acquired the operating assets of a Norfolk area marine tank cleaning company to add to our marine and land based water and waste water system cleaning services. We provide marine tank cleaning services to United
States Navy and Coast Guard vessels through our agreements with private shipyards and ship repair companies, and through a subcontract under a SupShip tank and bilge cleaning agreement renewable annually to 2005. We clean fuel, oil, bilge, catapult and CHT tanks.

PIPE CLEANING

MARINE SERVICES

     Our marine applications focus on the cleaning of water and waste water pipe systems on ships including CHT, tank, fire main, and countermeasure washdown systems. For example, the vacuum waste systems aboard most marine vessels develop a scale in the pipe interiors that requires cleaning approximately once every 12-18 months. The principal customers of the pipe cleaning division are the United States Coast Guard and the United States Navy. On September 20, 2002 we were awarded a new worldwide five-year agreement with the United States Navy-Supervisor of Shipbuilding, or SupShip, office in Portsmouth, Virginia, which expires during September 2007. Of all the firms responding to the Navy solicitation, two awards were made. Under this agreement, we clean pipe systems on board ships for indefinite quantities of chemical cleaning services at fixed prices. SupShip offices of the Atlantic and Pacific Fleets and the maintenance office of the United States Coast Guard use this worldwide CHT contract.

     In order to meet the requirements of the worldwide CHT contract, we have located an office in Portsmouth, Virginia and in San Diego, California to expand our ability to offer pipe-cleaning services to the Atlantic Fleet, Pacific Fleet, Western United States Coast Guard, and other east and west coast customers and have deployed cleaning units for service in Puget Sound, Hawaii, Japan, and Egypt.

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

     Public and private water infrastructure capital and maintenance funding may serve to create large markets for system rehabilitation in the future. The practical need for underground water distribution system cleaning and passivation is growing worldwide, and the U.S. Congress is beginning to budget and fund water distribution rehabilitation programs administered through the EPA. Our core process patents directly address this practical need with a more efficient, more economical, and less intrusive method of remediation than traditional methods.

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

INDUSTRIAL CHEMICALS

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

     Chlor*Rid is a product developed from one of our core formulas to remove salt from surfaces, prior to the application of high performance paints or coatings. During 1998, we sold a 50% interest in our patent covering this application to Chlor*Rid International. We sold our remaining 50% interest in 2002 and they became the sole owner of Chlor*Rid. Under the sales agreement, we retain royalties on future sales for the life of the patent, which is approximately thirteen years.

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

MARKETING AND DISTRIBUTION

     We market our products and services through our marketing and sales staff, independent distributors, sales representatives, and strategic partnerships and marketing agreements. We generate our revenue from relatively few customers and we expect the high concentration levels to improve in the future as we expand our services. Nonetheless, any material delay, cancellation, or reduction of orders from these customers could have a material adverse effect on our results of operations and financial position.

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

We received a Notice of Allowance for our basic pipe-cleaning patents from the association of European countries and applied for these patents throughout Europe during 1999 and 2000. Additionally, U.S. Patent applications for Methods of Pipe Cleaning and improvements on the basic method were issued and received by us during 1999 and 2000, and a new application was filed during 2001.
h.e.r.c., Well-Klean, Pipe-Klean, and Line-out are registered trademarks of HERC.

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

RESEARCH AND DEVELOPMENT

     We estimate that we incurred approximately $10,000 during fiscal 2002 and $12,000 during fiscal 2001 on research and development activities related to improving our cleaning methodologies.

EMPLOYEES

     As of March 5, 2003, we had 67 employees. Three of our employees are executive officers, 55 are engaged in field operations and production, 4 are in administration, and 5 are in marketing and sales. None of our employees are represented by labor unions or covered by a collective bargaining agreement. We believe that our relationship with our employees is good.

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

                             SPECIAL CONSIDERATIONS

     THE FOLLOWING FACTORS, IN ADDITION TO THOSE DISCUSSED ELSEWHERE IN THIS REPORT, SHOULD BE CAREFULLY CONSIDERED IN EVALUATING OUR BUSINESS.

WE DEPEND ON THE UNITED STATES NAVY, WHICH REPRESENTED APPROXIMATELY 33% OF OUR REVENUE AND EARL INDUSTRIES, WHICH REPRESENTED 19% OF OUR REVENUE DURING FISCAL 2002.

     The loss of a substantial portion or all of the business from either of these customers could result in a material adverse effect on our revenue and results of operations. Our agreement with the U.S. Navy currently extends through September 2007. If the U.S. Navy cuts back or stops using our services, our sales staff may not be able to replace this customer in a timely enough fashion for our company to continue operations. We do not have a contract with

Earl Industries. In addition, the impact of a war in the Middle East could have a significant impact upon our business, since many of the U.S. Navy ships would be at sea or on call rather than being in maintenance in port.

OUR COMPANY HAS NOT RECENTLY BEEN PROFITABLE, MAY NEED FINANCING IN THE FUTURE AND DOES NOT HAVE ANY COMMITTED SOURCES OF FINANCING.

     Our company has not been profitable in recent years. If our company is not profitable in the future for an extended period of time, it will require additional financing to cover operating expenses. Also, any major capital expenditures or the need for capital to finance growth may require capital from independent financing sources. Our company does not have any accumulated retained earnings to fund cash flow deficits and significant capital requirements. Other than our factoring arrangement and the financing discussed later, we do not have any specifically identified sources for future financing requirements.

POTENTIAL COMPETITION EXISTS FOR CUSTOMERS IN THE MARINE BUSINESS.

     We do not believe that there are any substantial capital requirements for or other barriers to entry into the chemical cleaning of pipe systems or tanks for the marine industry. Therefore, there is potential competition from entities that elect to enter into this industry. As with any competition, there may be an adverse effect on market share and current margins of our company.

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

     Our success depends to a large degree upon the skills of our senior management team and current key employees and upon our ability to identify,
hire,  and  retain  additional  sales,  marketing,   technical,   and  financial
personnel. The loss of any of our key executives or the failure to attract, integrate, motivate, and retain additional key employees could have a material adverse effect on our business. We may be unable to retain our existing key personnel or attract and retain additional key personnel. We depend particularly upon our Chief Executive Officer and President, S. Steven Carl. We have an employment agreement with Mr. Carl, which expires in June 2003.

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

A SUBSTANTIAL NUMBER OF SHARES ARE ELIGIBLE FOR FUTURE SALE.

     As of March 5, 2003, there were outstanding 12,129,873 shares of our common stock. Approximately 11,962,634 of these shares are freely tradable without restriction or further registration under the securities laws, unless held by an "affiliate" of our company, as that term is defined in Rule 144 under the securities laws. Shares held by affiliates of our company are subject to the resale limitations of Rule 144. The eligibility of these shares for resale may have a depressive effect on the price of our common stock or may reduce the liquidity of our common stock.

THE EFFECT OF OUTSTANDING OPTIONS AND WARRANTS ON MARKET PRICE AND LIQUIDITY.

     As of March 5, 2003, we had outstanding options and warrants to purchase 1,522,500 shares of our common stock, and the exercise price of some of these options or warrants are equal to or less than the current market price of our common stock. These options and warrants may have an adverse impact on the price and liquidity of our common stock in the public market. Also, the issuance of these shares at prices below the market price will result in dilution to current stockholders.

DIRECTORS, OFFICERS, AND CERTAIN OTHER STOCKHOLDERS OWN A SIGNIFICANT PORTION OF OUR STOCK.

     Our directors and executive officers beneficially own a total of approximately 14.2% of the issued and outstanding shares of our common stock, and one non-management stockholder beneficially owns approximately 26.7% of the issued and outstanding shares of our common stock. As a result of this ownership, these persons have the power effectively to control our company, including the election of directors, the determination of matters requiring stockholder approval, and other matters pertaining to corporate governance. This concentration of ownership also may have the effect of delaying or preventing a change in control of our company.

ENVIRONMENTAL AND OTHER REGULATORY ISSUES MAY IMPACT OUR OPERATIONS.

     Our business operations at our facility in Portsmouth, Virginia include some storing, mixing and shipping of chemical cleaning agents that we use at customer sites to clean water pipe systems or sell to customers. Sometimes we may remove liquid product consisting of approximately 90% water and 10% petroleum (diesel) product from a customer's job site during our tank cleaning operations and take this waste to our facility prior to processing. While this residual is not classified as hazardous waste, we are monitored by the Division of Environmental Quality and Hampton Roads Sanitation Division and subject to various federal, state and local laws and regulations. If a spill were to occur, we could be subject to civil liability to third parties for remediation costs or other damages if leakage migrates onto the property of others.

ITEM 2. DESCRIPTION OF PROPERTY

     We lease approximately 10,000 square feet of office and warehouse space in Portsmouth, Virginia and approximately 3,000 square feet in National City, California. We believe that these facilities will be adequate for our needs for the foreseeable future. Our corporate headquarters were moved to the Portsmouth, Virginia office in December 2002 in order to be closer to our largest customer and to decrease operating expenses. The lease on the Phoenix, Arizona offices expired at the end of December 2002.

     Our facility in Virginia has a significant amount of open space behind the office/shop. Several large above-ground tank containers are located in this area. Some of the containers may contain a combination of water, muck or residual from old tank cleaning jobs. Before we vacate this facility, we will be required to dispose of all waste properly. We have estimated the cost of clean-up and disposal to be $114,500. This amount has been accrued at December 31, 2002. The facility lease expires in 2004.

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

                                            High            Low
                                           ------         ------
2002:
  First Quarter.......................     $ 0.16         $ 0.09
  Second Quarter......................       0.19           0.09
  Third Quarter.......................       0.19           0.09
  Fourth Quarter......................       0.16           0.06

2001:
  First Quarter.......................     $ 0.38         $ 0.17
  Second Quarter......................       0.25           0.13
  Third Quarter.......................       0.25           0.09
  Fourth Quarter......................       0.22           0.09

     As of March 5, 2003, there were 134 record holders of our common stock. On March 5, 2003, the closing sales price of our common stock as quoted by OTCBB was $0.09.

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

EQUITY COMPENSATION PLAN INFORMATION

     The following table sets forth information with respect to our common stock that may be issued upon the exercise of stock options under our 1993 Incentive Stock Option Plan, our Performance Equity Plan, and other outstanding options and warrants as of December 31, 2002

                                                                                          Number of Securities
                                                                                         Remaining Available for
                                Number of Securities to be       Weighted Average         Future Issuance Under
                                 Issued Upon Exercise of        Exercise Price of       Equity Compensation Plans
                                   Outstanding Options,        Outstanding Options,      (Excluding Securities
Plan Category                      Warrants, and Rights        Warrants, and Rights       Reflected in Column 2)
-------------                      --------------------        --------------------      ----------------------
Equity Compensation Plans
Approved by Stockholders              1,055,000                       $0.22                      3,005,000

Equity Compensation Plans Not
Approved by Stockholders                467,500                       $1.39                             --

Total                                 1,522,500                       $0.58                      3,005,000

RECENT SALES OF UNREGISTERED SECURITIES

     During the fourth quarter of 2002 we issued 50,001 shares of common stock as compensation to our outside Directors. These shares were issued under an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

     We derive the majority of our revenue from two sources, cleaning vacuum sewer "CHT" systems on U.S. Navy and U.S. Coast Guard vessels and cleaning bilge, fuel, oil, catapult and CHT tanks on ships. A significant portion of the pipe cleaning has been performed pursuant to a five-year contract with the U.S. Navy (Portsmouth CHT contract). This has subjected us to certain business risks that have caused volatility in our revenue stream and our gross margins. We have also been subject to the deployment and servicing schedules of the U.S. Navy as well as the available maintenance funds in the Navy budget. These factors can cause revenue to change dramatically from one quarter to the next. Additionally, we have been required by our Portsmouth CHT contract to perform work on different classes of ships. Performing work on different classes of ships can cause our gross margins to vary widely from one quarter to the next because we realize higher gross margins on certain classes of ships than on others. Moreover, we are often asked to perform work on ships outside of the state of Virginia. When we perform work under the Portsmouth CHT contract outside of the state of Virginia, we incur certain reimbursable travel costs that are included in both revenue and cost of goods sold. These reimbursable travel costs cause gross margins to be lower than the margins that would have otherwise been recognized had the work been performed in Virginia.

     On September 20, 2002, we were awarded a new five-year contract with the U.S. Navy to use our chemical cleaning technology to clean CHT systems on U.S. Navy and other military vessels on a worldwide basis. The agreement requires us to fulfill "indefinite delivery indefinite quantity" task orders for the first year award and four option years through the USN Supervisor of Shipbuilding, Portsmouth, Virginia. Of all the firms responding to the Navy solicitation, two awards were made for the contract after careful evaluation in accordance with the solicitation based on a determination of "best value" to the Navy. The aggregate contract minimum for the two awards is $107,097 while the aggregate contract maximum for the two awards is a total of $5,948,312 for each of the five years; however, the U.S. Navy will determine the allocation of the awards between us and the other service provider. Historically, we have demonstrated the ability to obtain additional work once we have commenced service on board a ship.

CRITICAL ACCOUNTING POLICIES

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

ACCRUALS

     Loss contingencies are recorded as liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimated. Disclosure is required when there is a reasonable possibility that the ultimate loss will exceed the recorded provision. Contingent liabilities are often resolved over long time periods. Estimating probable losses requires analysis of multiple forecasts that often depend on judgments about potential actions by third parties such as regulators.

     Other significant accounting policies, not involving the same level of judgment as those discussed above, are nevertheless important to a complete understanding of the financial statements. Please refer to footnote 1 in the financial statements for a more in-depth discussion of our significant accounting policies.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 2002 COMPARED WITH FISCAL YEAR ENDED DECEMBER 31, 2001

     Sales for the fiscal year ended December 31, 2002 were $6,491,113 compared with $5,966,564 during fiscal 2001--an 8.8% overall increase.

     Tank cleaning service revenue totaled $3,142,805 in fiscal 2002, as compared to $1,335,795 during fiscal 2001, our first year of offering these services. This represents a 135% increase over 2001, and accounts for 48% of our total revenue in 2002. Pipe cleaning service revenue was $3,176,334 in 2002, as compared to $4,381,089 in 2001. A total of $2,167,234 pipe cleaning service revenue was billed under the Portsmouth CHT contract with the United States Navy in 2002, as compared to $2,670,958 in 2001. Industrial chemical sales were $171,974 during fiscal 2002 compared with $249,680 during fiscal 2001.

     Our sales mix during 2002 changed significantly from 2001. Tank cleaning service revenue surpassed pipe cleaning service revenue in 2002 after our second year in the tank cleaning business. Our continued efforts to diversify our revenue base to different customers and markets in order to reduce our dependence on one large customer is being achieved. Our CHT contract with the U.S. Navy accounted for 73% of total sales in 2000, 45% in 2001, and 33% in 2002.

     We currently focus specific sales and marketing efforts in the areas of marine, industrial and municipal pipe cleaning as well as in the areas of marine and land based tank cleaning. In the future, we plan to continue our efforts to diversify our revenue sources and thereby our reliance on one large customer.

     Consolidated gross margins were 42.5% during fiscal 2002 and 2001. Gross margins for our tank cleaning services increased from 28.1% in 2001 in our first year of business in this area to 43.9% in 2002. We expect that our future margins will remain at the level we experienced during fiscal 2002. Gross margins for our pipe cleaning services were 40.5% in 2002 as compared to 44.6% in 2001. This decrease reflects the competitiveness of the pipe cleaning business with the U.S. Navy. We anticipate that future margins will fluctuate with changes in revenue mix and other operational factors.

     Gross profit increased to $2,761,077 during fiscal 2002 from $2,555,694 during fiscal 2001. The increase in gross profit was the result of higher revenue and improvement in the Tank cleaning services gross margins.

     Selling expenses increased to $462,532 during fiscal 2002 from $291,509 in fiscal 2001. Selling expenses in our two largest segments, pipe and tank cleaning, declined from 2001. In 2002 pipe and tank cleaning selling expenses were $157,746 as compared to $176,383 in 2001. Selling expenses in our industrial chemical and specialty pipe cleaning segment were $304,786 in 2002 and $115,126 in 2001. This increase reflects an investment in two key sales people and related sales efforts and support to continue our sales diversification in the municipal and manufacturing segments of specialty pipe cleaning and industrial chemical sales segment.

     General and administrative expenses increased to $2,644,771 during fiscal 2002 from $2,365,632 during fiscal 2001. Almost all of this increase can be attributed to three non-recurring items. In December 2002 we relocated our corporate office from Phoenix, Arizona to Portsmouth, Virginia to be closer to our current customer base and to reduce operating expenses. The total cost of this move was approximately $87,000. In conjunction with this move, we hired a new Chief Financial Officer. The increase in general and administrative expenses is also attributable to our decision to settle a legal dispute during October
2002 and the related legal fees. In addition, the bad debt allowance was increased approximately $100,000 at September 30, 2002 to account for the extremely slow payment of a customer. Subsequently, we received approximately $20,000 from this customer, and the reserve for this receivable was $80,000 at year-end.

     Other income and expense in 2002 reflects income of $142,446 versus expense of $62,160. On June 14, 2002, we executed a release and assignment agreement that assigned all of our right, title and interest in any patents, royalties, manufacturing rights or any other rights in the product Chlor*Rid (R). In return, we received a cash payment of $225,000 from Chlor*Rid (R) International. This payment was accounted for as other income.

     For the year ended December 31, 2002, our operating loss was $346,226 compared to an operating loss of $153,825 for the same period in 2001. Net loss for fiscal 2002 was $203,780 compared to a net loss for fiscal 2001 of $163,607.

LIQUIDITY AND CAPITAL RESOURCES

     Cash was $254,859 at December 31, 2002 and $75,759 at December 31, 2001 while working capital was $258,408 and $397,407 at those respective dates. Our ability to collect accounts receivable during the year resulted in our increased cash position at December 31, 2002.

     During 2002 we modified our factoring agreement. The initial payment when the factor purchases eligible accounts receivable increased from 80% to 85%, the total amount of the facility was increased from $600,000 to $1,000,000, the fixed discount was reduced from 1% to 0.75% of the gross face amount payable, and interest payable was reduced from the lender's Base Rate plus 2.0% to Base Rate plus 1.5%. Interest on the outstanding balance accrues on the basis of actual days elapsed from the date of the advance until three (decreased from five) days after collection of such account. Our inventory, accounts receivable, contract rights, and other general intangibles secure the amounts factored under the agreement. We are required to maintain tangible net worth of not less than $750,000 during the term of the agreement. As of December 31, 2002, we had factored $719,132 of accounts receivable. Additionally, as of December 31, 2002, there are certain financial covenants in relation to this factoring arrangement in which we are in compliance.

     We rely primarily on our internally generated operating cash flow and our factoring arrangement to fund our operations and our business. We currently contract with a few major customers responsible for a large percentage of our revenue and we expect the high concentration levels to continue. Thus, any material delay, cancellation, or reduction of orders from these customers could have a material adverse effect on our liquidity and operations.

     On February 27, 2003, we entered into a one-year renewable Interest Only Non-Recourse Promissory Note and Security Agreement for $400,000 with one of our Directors. The note can be renewed at the end of the original term by the mutual agreement of both parties. The proceeds will be used to expand our CHT and tank cleaning business on the West Coast and support working capital needs in our current operations.

     We believe that our current cash and revenue from operations will be sufficient to fund our operations for the foreseeable future. We may, however, sell additional securities to raise capital. Any such sale, if necessary, could substantially dilute the interest of our existing stockholders. We cannot provide any assurance that we will be able to sell additional securities at terms acceptable to us. We may, in the future, make acquisitions by utilizing debt financing. Any such acquisition and debt financing could have a material adverse impact on our liquidity and results of operations.

ITEM 7. FINANCIAL STATEMENTS

     Reference is made to the financial statements, the notes thereto, and the reports thereon, commencing on page F-1 of this report, which financial statements, notes, and report are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding each of our directors and executive officers.

           NAME                 AGE                   POSITION
           ----                 ---                   --------
S. Steven Carl.............     46     Chairman of the Board of Directors,
                                       Chief Executive Officer and President
John Talkington............     58     Vice President, Chief Financial Officer
John A. Gulick III.........     48     Vice President, Corporate General Counsel
R. John Armstrong..........     59     Director
Robert Affholder...........     68     Director
John B. Furman.............     58     Director

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

     JOHN TALKINGTON joined our company in October 2002 and has served as our Vice President, Chief Financial Officer since December 2002. Prior to joining our company, Mr. Talkington had 15 years experience as Chief Financial Officer , including serving as Chief Financial Officer at Aelix, Inc. from June 2000 to March 2001, at Satellite Communication Systems, Inc from September 1999 to December 1999, at Vision Internet from January 1999 to August 1999, and at C. Lloyd Johnson Co, Inc. from August 1985 to November 1998. During this time, Mr. Talkington also served 12 years on the Board of Directors of the C. Lloyd Johnson Co., Inc. and one year on the Board of Directors of Satellite Communication Systems, Inc. Prior to serving as a Chief Financial Officer, Mr. Talkington held several financial management and analyst positions in the manufacturing companies of Georgetown Industries, Inc. and Ford Motor Company.

     JOHN A. GULICK III has served as our Vice President, Corporate General Counsel since January 2000. Prior to joining our company, Mr. Gulick was a self-employed attorney from January 1990 until December 1999, and served as outside counsel to our company. Mr. Gulick is licensed to practice law in Arizona and Texas, and is a certified public accountant.

     R. JOHN ARMSTRONG has served as a Director of our company since January 1, 1999. Mr. Armstrong served eleven years in the U.S. Navy, with experience in ship design, construction and maintenance, with a four-year tour at a SupShip (supervisor of shipbuilding office), serving in quality assurance, contracts, and planning departments in addition to serving two years on the engineering faculty at the Naval Academy. Following his resignation from the Navy, Mr. Armstrong served as a Project Manager and, ultimately, Executive Vice President of a professional services company in Washington DC, providing engineering and computer services to a broad spectrum of clients. In 1986, Mr. Armstrong became the President of Seaward Marine Services, Inc., engaged in international diving services.

     ROBERT W. AFFHOLDER has served as a Director of our company since October 1, 2000. Mr. Affholder has been Senior Executive Vice President of Insituform Technologies, Inc., a public company, since 1996. Mr. Affholder was previously, since 1995, Senior Vice President-Chief Operating Officer of North American Contracting Operations of Insituform Technologies, Inc. Mr. Affholder was President of Insituform Mid-America, Inc. from 1987 until its acquisition by Insituform Technologies, Inc. in 1995, and was Vice Chairman of Insituform Mid-America, Inc. from 1993 to 1995.

     JOHN B. FURMAN has served as a Director of our company since May 2002. Since January 2000, Mr. Furman was a Crisis Management Consultant working with the boards of various Phoenix, Arizona based publicly traded companies. From November 1998 until January 2000, Mr. Furman was President, Chief Executive Officer, and a Director of Rural Metro Corporation, a public company and a provider of emergency and fire protection services. From 1983 until November 1998, Mr. Furman was a Senior Member and Chairman of the business law and financial services group of O'Connor, Cavanagh, Anderson, Killingsworth and Beshears. From April 1978 until December 1983, Mr. Furman was Associate General Counsel for Waste Management, Inc.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Section 16(a) of the Exchange Act requires our directors, officers, and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors, and 10% stockholders are required to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us and written representation that no other reports were required, during the year ended December 31, 2002, such persons complied with all Section 16(a) filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth information concerning the compensation paid or accrued to our Chief Executive Officer for the three years ended December 31, 2002. None of our other executive officers earned cash salary and bonus exceeding $100,000 during fiscal 2002.

                                                                   LONG TERM COMPENSATION
                                                                   ----------------------
                                                                           AWARDS
                                                                   ----------------------
NAME AND                                    ANNUAL COMPENSATION          SECURITIES
                                           ---------------------         UNDERLYING              OTHER
PRINCIPAL POSITION                YEAR     SALARY (1)     BONUS          OPTIONS (2)        COMPENSATION(3)
------------------                ----     ----------     -----          -----------        ---------------
S. Steven Carl.................   2002      $146,939     $    --                --               $8,750
  Chairman of the Board, Chief    2001      $140,233     $25,000           125,000               $9,285
  Executive Officer, and          2000      $129,706     $21,282                --               $8,155
  President

----------
(1) Mr. Carl also received certain perquisites, the value of which did not exceed 10% of his salary and bonus during fiscal 2002.
(2) The exercise prices of all stock options granted were equal to the fair market value of our common stock on the date of grant.
(3) Other compensation consists of 401(k) Plan matching contributions and an automobile allowance.

EMPLOYMENT AGREEMENT

     During June 2002, we entered into an employment agreement with S. Steven Carl. The employment agreement had an initial term through June 14, 2003, and is subject to automatic renewal for successive one-year terms unless either party requests to renegotiate or terminates the agreement by giving the other party at least six months' written notice.

     Mr. Carl's employment agreement provides for him to serve as our President and Chief Executive Officer. The employment agreement provides for Mr. Carl to receive a base salary of $150,000. However, in the event the agreement is automatically renewed, the base salary will not increase without approval by the Board of Directors. Mr. Carl is also entitled to receive annual bonuses, payable in cash or with shares of our common stock, equal to 7.5% our annual earnings before interest, taxes, depreciation and amortization before giving effect to any extraordinary accounting events or accounting impacts from discontinued operations. Mr. Carl received a cash bonus of $25,000 during fiscal 2002 for 2001 results. No bonus has been accrued for 2002 results. The value of bonuses paid in common stock shall be based on the closing bid price of our common stock on the last trading day of the relevant year to which the bonus relates. Our Board of Directors may also award Mr. Carl such other bonuses and increases in base salary as warranted from time to time.

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

PERFORMANCE EQUITY PLAN

     During 1996, we adopted the Performance Equity Plan to enable our company to offer to our key employees, officers, directors, and consultants an opportunity to acquire a proprietary interest in our company and to link their interests and efforts to the long-term interests of our stockholders. Our stockholders approved the plan during July 1996 and on August 1, 2002 approved an amendment to the plan to increase the available shares that may be issued under this plan from 1,000,000 to 4,000,000. The plan provides for the granting of awards to employees, officers, directors, and consultants eligible to receive awards under the plan. These awards may include stock options, restricted stock, stock appreciation rights, deferred stock, stock reload options, and other stock based awards. As of March 5, 2003, we have issued 80,000 shares of stock under the plan, and there were outstanding options to acquire 855,000 shares of our common stock. The plan will remain in effect until no further grants can be made and no awards remain outstanding, however, incentive stock options may only be granted through May 2006.

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

     The plan is administered by our Board of Directors, and the Board of Directors may delegate its power to administer the plan to a committee appointed by the Board of Directors. The Board of Directors or the committee will have the authority to administer all matters governing the plan, including the persons eligible to receive awards, the terms and conditions of grants of awards, the specified performance goals or other criteria that need to be attained for the vesting of awards, and the substitution of any awards.

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

1993 INCENTIVE STOCK OPTION PLAN

     During October 1993, we adopted, and our stockholders approved, the 1993 Incentive Stock Option Plan to advance the interests of our company by encouraging and enabling key employees to acquire a financial interest in our company and to link their interests and efforts to the long-term interests of our stockholders. The plan provides for the granting of stock options to key employees of our company. A total of 350,000 shares of common stock may be issued under the plan. As of March 5, 2003, 10,000 shares of our common stock had been issued upon exercise of options granted under the plan, and there were outstanding options to acquire 200,000 shares of our common stock under the plan.

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

OPTIONS AND WARRANTS

     In addition to the options under the 1993 Plan and the Performance Equity Plan, as of March 5, 2003, we had outstanding the following options and warrants to purchase an aggregate of 467,500 shares of our common stock:

     * warrants to purchase 217,500 shares of common stock at exercises prices ranging from $0.22 to $1.48 per share issued to consultants. These warrants are currently exercisable and expire on various dates through September 2005; and

     * other options to purchase 250,000 shares of common stock at an exercise price of $1.75 per share issued to an ex-employee. These options are currently exercisable and expire on May 31, 2003 and December 1, 2005.

OPTION GRANTS

     The following table provides information on stock options granted to our Chief Executive Officer during the fiscal year ended December 31, 2002.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                        INDIVIDUAL GRANTS
                        ------------------------------------------------------
                         NUMBER OF       PERCENT OF
                        SECURITIES     TOTAL OPTIONS
                        UNDERLYING      GRANTED TO      EXERCISE
                          OPTIONS       EMPLOYEES IN      PRICE     EXPIRATION
NAME                    GRANTED (#)     FISCAL YEAR       ($/SH)       DATE
----                    -----------     -----------       ------       ----
S. Steven Carl.......       --              --              --          --

YEAR END OPTION HOLDINGS

     The following table provides information with respect to options held by our Chief Executive Officer as of December 31, 2002. Our Chief Executive Officer did not exercise any options during fiscal 2002.

                      OPTIONS HELD AS OF DECEMBER 31, 2002

                                   NUMBER OF SECURITIES UNDERLYING
                                        UNEXERCISED OPTIONS
                                        AT DECEMBER 31, 2002
                                   -------------------------------
NAME                               EXERCISABLE(1)    UNEXERCISABLE
---                                --------------    -------------
S. Steven Carl.......                 350,000              --

----------
(1) None of the exercisable options listed had any value at fiscal year-end, because the exercise prices of all options were greater than $0.09 per share, which was the closing sales price of our common stock as quoted on the OTCBB on December 31, 2002.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information regarding the shares of our common stock beneficially owned as of March 5, 2003 by Mr. Carl, each of our directors, each person known by us to be the beneficial owner of more than 5% of our common stock, and all of our directors and officers as a group.

                                                                               SHARES
                                                                            BENEFICIALLY
NAME OF BENEFICIAL OWNER                                                      OWNED (1)         PERCENT (2)
------------------------                                                      ---------         -----------
DIRECTORS AND EXECUTIVE OFFICERS:
S. Steven Carl (3)..................................................            867,709            7.0%
R. John Armstrong...................................................            243,985            2.0%
Robert Affholder....................................................            161,280            1.3%
John B. Furman......................................................             61,667             *
All directors and executive officers as a group (6 persons) (4).....          1,789,641           14.2%

5% STOCKHOLDERS:
Lance Laifer (5)....................................................          3,240,000           26.7%
Norman H. Pessin (6)................................................            985,000            8.1%
Shelby A. Carl (7)..................................................            663,470            5.4%

----------
*    Less than 1%
(1) Except as indicated, and subject to community property laws when applicable, each officer and director named in the table above has sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Except as otherwise indicated, each director, officer, or 5% stockholder may be reached through our offices at 1420 Columbus Avenue, Portsmouth, VA 23704.
(2) The percentages shown are calculated based upon 12,129,873 shares of common stock outstanding on March 4, 2003. The numbers and percentages shown include the shares of common stock actually owned as of March 1, 2003 and the shares of common stock that the person or group had the right to acquire within 60 days of March 4, 2003. In calculating the percentage of ownership, all shares of common stock that the identified person or group had the right to acquire within 60 days of March 4, 2003 upon the exercise of options and warrants are deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.
(3) Includes 350,000 shares of common stock issuable upon exercise of stock options.
(4) All directors and our executive officers as a group includes two additional executive officers who are not listed individually in the table.
(5) Hilltop Partners, L.P., Laifer Capital Management, Inc., and Lance Laifer are affiliates with respect to each other. Hilltop beneficially owns 1,600,000 shares of our common stock, and Laifer Capital Management beneficially owns 3,240,000 shares of our common stock in its capacity as investment advisor to various investment entities including Hilltop. Mr. Laifer is the president, sole director, and principal stockholder of Laifer Capital Management, Inc., and is deemed to have the same beneficial ownership as Laifer Capital Management, Inc. The address for Hilltop Partners, Laifer Capital Management, and Lance Laifer are c/o Laifer Capital Management, Inc., 450 Seventh Avenue, Suite 1604, New York, New York 10123.
(6) Norman H. Pessin is a principal of Neuberger & Berman, LLC, a registered broker/dealer and registered investment advisor. Mr. Pessin has sole voting and dispositive power with respect to all shares of our common stock held by him. The address for Mr. Pessin is c/o Neuberger & Berman LLC, 605 Third Avenue, New York, NY 10158-3698.
(7) Includes 35,000 shares of common stock issuable upon exercise of vested stock options and 40,000 shares of common stock issuable upon exercise of vested warrants.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On February 27, 2003, we entered into a one-year renewable Interest Only Non-Recourse Promissory Note and Security Agreement for $400,000 with one of our directors. The note can be renewed at the end of the original term by the mutual agreement of both parties. The proceeds will be used to expand our CHT and tank cleaning business on the West Coast and support working capital needs in our current operations.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(s)  EXHIBITS

EXHIBIT
NUMBER                                      EXHIBIT
------                                      -------
3.1            Certificate of Incorporation of the Registrant (1)
3.2            Bylaws of the Registrant (1)
4.1            Specimen of Common Stock certificate (1)
10.1           1993 Incentive Stock Option Plan, as amended (1)
10.2           Agency  Agreement  between  the  Registrant  and  GKN  Securities
               Corporation dated March 4, 1996 (2)
10.3           Form of Purchase Option issued to GKN Securities  Corporation and its designees (2)
10.6           1996 Performance Equity Plan , as amended (3)
10.7           Form of Purchase Option issued to GKN Securities  Corporation and its designees dated June 18, 1997 (4)
10.8           Account  Transfer  and  Purchase  Agreement  by and  between  the
               Registrant,  H.E.R.C.  Consumer Products, Inc., and KBK Financial
               Incorporated dated September 22, 1997 (4)
10.11          Form of Warrant Agreement between the Registrant and Jerry Ludwig and Associates dated September 3, 1997 (4)
10.13          Amendment  to  Stock  Option  Agreement  by and  between  Gary S.
               Glatter and the Registrant dated March 23, 1995 (4)
10.14          Amendment No. 2 to Stock Option  Agreement by and between Gary S.
               Glatter and the Registrant dated February 1, 1997 (4)
10.15          Employment  Agreement  by and  between  S.  Steven  Carl  and the
               Registrant dated June 15, 1999 (5)
10.16          Employment  Agreement  dated June 15, 2001 between S. Steven Carl and the Registrant
10.17          Amendment  to Account  Transfer  and  Purchase  Agreement  by and
               between the Registrant, H.E.R.C. Consumer Products, Inc., and KBK
               Financial, Incorporated dated September 22, 1997 (6)
10.18          Employment  Agreement  dated June 15, 2002 between S. Steven Carl and the Registrant (7)
10.19          Solicitation,  Offer and Award Contract dated  September 30, 2002
               between  the  Supervisor  of  Shipbuilding,   C&R,  USN  and  the
               Registrant (7)*
10.20          Interest Only Nonrecourse  Promissory Note and Security Agreement
               dated  February  27,  2003  between  R.  John  Armstrong  and the
               Registrant
21             Subsidiaries of the Registrant
23.1           Consent of McGladrey & Pullen, LLP
99.1           Certification  of the Chief Executive  Officer of the Registrant,
               pursuant  to 18 U.S.C.  section  1350,  as  adopted  pursuant  to
               Section 906 of the Sarbanes-Oxley Act of 2002.
99.2           Certification  of the Chief Financial  Officer of the Registrant,
               pursuant  to 18 U.S.C.  section  1350,  as  adopted  pursuant  to
               Section 906 of the Sarbanes-Oxley Act of 2002.

----------
(1) Incorporated by reference to the Registrant's Registration Statement on Form SB-2, (Registration No. 33-75166), as filed with the Commission on February 11, 1994.
(2) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, as filed with the Commission on April 15, 1996.
(3) Incorporated by reference to the Registrant's Schedule 14A, as filed with the Commission on May 16, 1996, and subsequently amended by shareholders in August, 2002.
(4) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997, as filed with the Commission on March 31, 1998.
(5) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999, as filed with the Commission on November 15, 1999.
(6) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2002, as filed with the Commission on August 14, 2002.
(7) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2002, as filed with the Commission on November 14, 2002.

*Certain  information in this exhibit has been omitted and filed separately with
the  Securities  and  Exchange  Commission.   Confidential  treatment  has  been
requested from and granted by the SEC with respect to the omitted portions.

(b)  REPORTS ON FORM 8-K

     Not applicable.

ITEM 14. CONTROLS AND PROCEDURES

     Based upon their evaluation, as of a date within 90 days prior to the date of the filing of this report, of the effectiveness of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed by us in our periodic reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission's rules and forms.

     Subsequent to the date of their evaluation, there have not been any significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      H.E.R.C. PRODUCTS INCORPORATED


                                      By: /s/ S. Steven Carl
                                          --------------------------------------
Dated: March 28, 2003                     S. Steven Carl, Chairman of the Board,
                                          Chief Executive Officer and President
                                          (Principal Executive Officer)

     In accordance with the Exchange Act , this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      SIGNATURE                        POSITION                        DATE
      ---------                        --------                        ----

/s/ S. Steven Carl          Chairman of the Board, Chief          March 28, 2003
-------------------------   Executive Officer, and President
S. Steven Carl              (Principal Executive Officer)

/s/ John Talkington         Vice-President, Chief                 March 28, 2003
-------------------------   Financial Officer (Principal
John Talkington             Financial and Accounting Officer)

/s/ John A. Gulick III      Vice-President-Office of              March 28, 2003
-------------------------   General Counsel
John A. Gulick III

/s/ R. John Armstrong       Director                              March 28, 2003
-------------------------
R. John Armstrong

/s/ Robert Affholder        Director                              March 28, 2003
-------------------------
Robert Affholder

/s/ John B. Furman          Director                              March 28, 2003
-------------------------
John B. Furman

                                  CERTIFICATION

     I, S. Steven Carl, certify that:

     1. I have reviewed this annual report on Form 10-KSB of H.E.R.C. Products Incorporated;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)  Presented  in  this  annual  report  our  conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

                                        /s/ S. Steven Carl
                                        ----------------------------------------
                                        S. Steven Carl
                                        Chief Executive Officer

                                  CERTIFICATION

     I, John Talkington, certify that:

     1. I have reviewed this annual report on Form 10-KSB of H.E.R.C. Products Incorporated;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)  Presented  in  this  annual  report  our  conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

                                        /s/ John Talkington
                                        ----------------------------------------
                                        John Talkington
                                        Chief Financial Officer

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                ----
Report of Independent Public Accountants....................................................................     F-2

Financial Statements:

Consolidated Balance Sheet as of December 31, 2002..........................................................     F-3

Consolidated Statements of Operations for the years ended December 31, 2002 and 2001........................     F-4

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2002 and 2001..............     F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2002 and 2001........................     F-6

Notes to Consolidated Financial Statements..................................................................     F-7

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
H.E.R.C. Products Incorporated
and Subsidiaries
Portsmouth, Virginia

We have audited the accompanying consolidated balance sheet of H.E.R.C. Products Incorporated and Subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of H.E.R.C. Products Incorporated and Subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

\s\ McGladrey & Pullen, LLP

Phoenix, Arizona
March 05, 2003

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                           Consolidated Balance Sheet

                               December 31, 2002

                                     ASSETS

CURRENT ASSETS
  Cash and Cash Equivalents                                        $    254,859
  Trade accounts receivable, net of allowance for                       341,503
    doubtful accounts of $100,996 (NOTE 9)
  Inventories                                                            46,304
  Costs of uncompleted contracts                                        110,243
  Other receivables, includes unbilled amounts of $156,893              170,203
  Prepaid expenses                                                       47,191
                                                                   ------------
    Total current assets                                                970,303
                                                                   ------------
PROPERTY AND EQUIPMENT (NOTE 2)
  Property and equipment                                              1,505,129
  Less: accumulated depreciation                                     (1,119,917)
                                                                   ------------
    Net property and equipment                                          385,212
                                                                   ------------
OTHER ASSETS
  Patents, net of accumulated amortization of $121,963                  102,172
  Patents pending                                                       126,871
  Refundable deposits and other assets                                    9,892
                                                                   ------------
    Total other assets                                                  238,935
                                                                   ------------
                                                                   $  1,594,450
                                                                   ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                 $    312,960
  Accrued wages                                                          48,524
  Notes payable (NOTE 2)                                                 13,189
  Accrued waste disposal                                                114,500
  Other accrued expenses                                                222,722
                                                                   ------------
    Total current liabilities                                           711,895
                                                                   ------------
COMMITMENTS AND CONTINGENCIES (NOTES 7 and 11)

STOCKHOLDERS' EQUITY (NOTE 4)
  Preferred stock, $0.01 par value, authorized 1,000,000                     --
    shares; issued and oustanding zero shares
  Common stock, $0.01 par value, authorized 40,000,000
    shares; issued and oustanding 12,054,873 shares                     120,549
  Additional paid-in capital                                         14,030,564
  Accumulated deficit                                               (13,268,558)
                                                                   ------------
    Total stockholders' equity                                          882,555
                                                                   ------------
                                                                   $  1,594,450
                                                                   ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Operations


                                                    Years Ended December 31,
                                                  ----------------------------
                                                      2002            2001
                                                  ------------    ------------
SALES                                             $  6,491,113    $  5,966,564
COST OF SALES                                        3,730,036       3,463,248
                                                  ------------    ------------
GROSS PROFIT                                         2,761,077       2,503,316
SELLING EXPENSES                                       462,532         291,509
GENERAL AND ADMINISTRATIVE EXPENSES                  2,644,771       2,365,632
                                                  ------------    ------------
OPERATING LOSS                                        (346,226)       (153,825)
                                                  ------------    ------------
OTHER INCOME (EXPENSE)
  Interest expense                                     (83,549)        (68,335)
  Gain on sale of equipment                                 --          52,378
  Miscellaneous (2002 gain on Chlor-Rid rights)        225,995           6,175
                                                  ------------    ------------
    Total other income (expense)                       142,446          (9,782)
                                                  ------------    ------------
NET LOSS BEFORE INCOME TAXES                          (203,780)       (163,607)
  Income tax provision                                      --              --
                                                  ------------    ------------
NET LOSS                                          $   (203,780)   $   (163,607)
                                                  ============    ============

NET LOSS PER COMMON SHARE-BASIC AND DILUTED       $      (0.02)   $      (0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC                                               11,977,859      11,792,950
                                                  ============    ============
DILUTED                                             11,977,859      11,792,950
                                                  ============    ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                                            Common Stock            Additional
                                     ---------------------------      Paid-in     Accumulated
                                        Shares         Amount         Capital        Deficit         Total
                                     ------------   ------------   ------------   ------------    ------------
BALANCE,
  DECEMBER 31, 2000                    11,702,728   $    117,027   $ 13,990,085   $(12,901,171)   $  1,205,941

Net loss                                       --             --             --       (163,607)       (163,607)

Issuance of shares of common stock        162,144          1,622         22,379             --          24,001
                                     ------------   ------------   ------------   ------------    ------------

BALANCE,
  DECEMBER 31, 2001                    11,864,872        118,649     14,012,464    (13,064,778)      1,066,335

Net loss                                       --             --             --       (203,780)       (203,780)

Issuance of shares of common stock        190,001          1,900         18,100             --          20,000
                                     ------------   ------------   ------------   ------------    ------------

BALANCE,
  DECEMBER 31, 2002                    12,054,873   $    120,549   $ 14,030,564   $(13,268,558)   $    882,555
                                     ============   ============   ============   ============    ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                     Years Ended December 31,
                                                                     ------------------------
                                                                         2002         2001
                                                                      ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                            $(203,780)   $(163,607)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities
    Depreciation and amortization                                       250,257      258,379
    Loss on sale of disposal of equipment                                 2,518      (52,378)
    Gain on sale of Chlor-Rid rights                                   (225,000)          --
    Common stock issued for services                                     20,000       24,001
    Change in working capital components
      Trade accounts receivable                                         260,965     (274,691)
      Inventories                                                       (19,243)      11,070
      Costs of uncompleted contracts                                     40,287      (77,633)
      Costs and estimated earnings in excess of
        billings on uncompleted contracts                                74,289      (74,289)
      Other receivables                                                (104,091)     (55,761)
      Prepaid expenses                                                    3,817       33,228
      Refundable deposits and other assets                                   48       12,913
      Accounts payable                                                   25,701      182,032
      Accrued wages and other accrued expenses                           43,129      164,453
      Customer deposits                                                      --      (42,617)
                                                                      ---------    ---------
          Net cash provided by (used in) operating activities           168,897      (54,900)
                                                                      ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                 (178,015)    (120,032)
  Cash received from the sale of equipment                                   --      135,000
  Cash received from the sale of Chlor-Rid rights                       225,000           --
  Expenditures related to patents and patents pending                   (27,457)     (45,530)
                                                                      ---------    ---------
          Net cash provided by (used in )investing activities            19,528      (30,562)
                                                                      ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of notes payable and long-term debt            369,114      198,262
  Principal payments under notes payable                               (378,439)    (339,433)
                                                                      ---------    ---------
          Net cash used in financing activities                          (9,325)    (141,171)
                                                                      ---------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    179,100     (226,633)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                           75,759      302,392
                                                                      ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                              $ 254,859    $  75,759
                                                                      =========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for interest                                $  83,549    $  68,335
                                                                      =========    =========
Cash paid during the year for income taxes                            $      --    $      --
                                                                      =========    =========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Prepaid insurance financed with notes payable                         $ 369,114    $      --
                                                                      =========    =========
Purchase of assets through assumption of debt                         $      --    $ 150,517
                                                                      =========    =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

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

The Company's strategy has involved concentrating its efforts on providing pipeline rehabilitation and other system cleaning services to a diverse group of customers. The Company has undertaken and continues to undertake substantial efforts to diversify its customer base and expand its markets. In 2002 and 2001, sales to the U.S. Navy under the Portsmouth CIS contract were 33% and 45%, respectively, of consolidated sales. The 5-year U.S. Navy contract is renewable each year at the option of the U.S. Navy. On September 20, 2002, the Company was awarded a new five-year contract with the U.S. Navy. Of all the firms responding to the Navy solicitation, two awards were made for the contract after careful evaluation in accordance with the solicitation based on a determination of "best value" to the Navy. The aggregate contract minimum for the two awards is $107,097, while the contract maximum for the two awards is a total of $5,948,312. The 5-year U.S. Navy contract expires in September 2007. We are unable to determine how much of this contract will be awarded to the Company. Included in accounts receivable at December 31, 2002 is $232,956 for the U.S. Navy.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

CASH AND CASH EQUIVALENTS

The company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents.

STOCK-BASED COMPENSATION

Statement of Financial  Accounting  Standards  (SFAS) No. 123,  "Accounting  for
Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock option plans. As allowed by SFAS No. 123, the Company has elected to continue to account for its employee stock-based compensation plan using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations, which does not require compensation to be recorded if the consideration to be received is at least equal to the fair value of the common stock to be received at the measurement date. Under the requirements of SFAS No. 123, non-employee stock-based transactions require compensation to be recorded based on the fair value of the securities issued or the services received, whichever is more reliably measurable.

EMPLOYEE STOCK PLANS

At December 31, 2002, the Company has two stock-based compensation plans, which are described more fully in Note 5. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. Accordingly, no stock-based employee compensation cost has been recognized, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share had compensation cost for all of the stock-based compensation plans been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION):

                                                            Years Ended December 31,
                                                           --------------------------
                                                              2002           2001
                                                           -----------    -----------
Net income:
  As reported                                              $  (203,780)   $  (163,607)

  Deduct total stock-based employee compensation expense
    determined under fair value based method for all
    awards, net of related tax effects                         (12,302)       (41,857)
                                                           -----------    -----------
  Pro forma                                                $  (216,082)   $  (205,464)
                                                           -----------    -----------
Basic loss per share:
  As reported                                              $      (.02)   $      (.01)
  Pro forma                                                $      (.02)   $      (.02)

Diluted loss per share:
  As reported                                              $      (.02)   $      (.01)
  Pro forma                                                $      (.02)   $      (.02)

FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair values. Accordingly, the estimates may not be indicative of the amounts that would be realized in a current market exchange. The carrying values of cash, other receivables, other accrued liabilities and notes payable approximate fair value due to the short maturities of these instruments.

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

The Company routinely assesses the financial strength of its customers, and as a consequence, believes that its trade receivable credit risk exposure is limited. Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. A valuation allowance is provided for known and anticipated credited losses, as determined by management in the course of regularly evaluating individual customer receivables. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. No interest is charged on customer accounts.

COMPREHENSIVE INCOME

For the years ended December 31, 2002 and 2001, the Company had no components of comprehensive income and, therefore, net income is equal to comprehensive income.

PROPERTY, EQUIPMENT AND DEPRECIATION

Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets by the straight-line method for financial reporting.

Property and equipment at December 31, 2002 are:
    Equipment                                                       $ 1,325,738
    Office furniture, computers and leasehold improvements              179,391
                                                                    -----------
                                                                      1,505,129
    Less accumulated depreciation                                    (1,119,917)
                                                                    -----------
    Net property and equipment                                      $   385,212
                                                                    ===========

The useful lives of property and equipment for computing depreciation range from three to ten years. Depreciation expense was $226,523 and $237,603 for the years ended December 31, 2002 and 2001, respectively. The depreciation expense on assets acquired under capital lease is included with depreciation expense on owned assets. Assets acquired under capital leases totaled $9,723 and accumulated depreciation on these assets totaled $2,917 at December 31, 2002.

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets and certain identifiable intangible assets to be held and used in operations are reviewed for potential impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss is recognized if the sum of the expected long-term undiscounted cash flows is less than the carrying amount of the long-lived assets being evaluated. Future losses may be recorded if cash flows are less than expected. Management has determined that no impairment of long-lived assets currently exist.

PATENTS AND PATENTS PENDING

Patents issued are stated at cost and amortized on the straight-line basis over 10 years. Costs for patents pending are amortized when the patents are awarded. Unamortized costs for patents that are denied or have no continuing application to the Company's ongoing businesses as well as maintenance costs are expensed. Such expenses were approximately $2,000 and $12,000 for the years ended 2002 and 2001, respectively.

ACCOUNTS RECEIVABLE

The Company factors certain receivables without recourse which meet the criteria for sales and are treated accordingly.

REVENUE RECOGNITION

For chemical product sales, the Company recognizes revenue at the time products are shipped to customers. For most service projects, the Company recognizes revenue and costs when the services are completed. For fixed price contracts in excess of 3 month duration, revenue is recognized on the percentage of completion method, measured by the percentage of cost incurred to date to estimated total cost for each contract. This method is used because management considers total cost to be the best available measure of progress on these contracts. During 2001 the Company was awarded a contract that was expected to have a duration that was longer than normal.

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

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. The Company estimates that it spent approximately $10,000 and $12,000 on research and development activities during fiscal 2002 and 2001, respectively.

OFF-BALANCE SHEET FINANCINGS AND LIABILITIES

Other than lease commitments, legal contingencies incurred in the normal course of business, and employment contracts for key employees, the Company does not have any off-balance sheet financing arrangements or liabilities. The Company
does  not  have  any  majority-owned   subsidiaries  or  any  interests  in,  or
relationships with, any material variable interest entities that are not included in the consolidated financial statements.

LOSS PER SHARE

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year.

A reconciliation of the basic and diluted loss per share (EPS) computation for the years ended December 31, 2002 and 2001 is as follows:

                                               Year Ended December 31, 2002
                                         ---------------------------------------
                                           Net Loss        Shares      Per Share
                                         (Numerator)    (Denominator)   Amount
                                         -----------    ------------   ---------
Basic EPS                                $  (203,780)     11,977,859    $(0.02)
                                                                        ======
Effect of stock options and warrants              --              --
                                         -----------     -----------
Diluted EPS                              $  (203,780)     11,977,859    $(0.02)
                                         ===========     ===========    ======

                                               Year Ended December 31, 2001
                                         ---------------------------------------
                                           Net Loss        Shares      Per Share
                                         (Numerator)    (Denominator)   Amount
                                         -----------    ------------   ---------
Basic EPS                                $  (163,607)     11,792,950    $(0.01)
                                                                        ======
Effect of stock options and warrants              --              --
                                         -----------     -----------
Diluted EPS                              $  (163,607)     11,792,950    $(0.01)
                                         ===========     ===========    ======

At December 31, 2002, there were 50,000 options outstanding with an exercise price of $0.09 per share. These options would be dilutive if there was net income. These options have not been included in the calculation since they would be anti-dilutive.

RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the equity investors in an entity do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires a company to evaluate all existing arrangements to identify situations where a company has a "variable interest" (commonly a thinly capitalized entity) and further determine when such variable interests require a company to consolidate the variable interest entities' financial statements with its own. The Company is required to perform this assessment by September 30, 2003 and consolidate any variable interest entities for which it will absorb a majority of the entities' expected losses or receive a majority of the expected residual gains. Management has not yet performed this assessment, however it is not aware of any material variable interest entity that it may be required to consolidate.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal of Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. Adoption of SFAS No. 146 is not expected to have a material effect on the Company's financial position or operating results.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for the Company beginning January 1, 2003. Management does not expect that adoption of this standard will have a material impact on the Company's financial statements.

2. LONG TERM DEBT AND OTHER FINANCING ARRANGEMENTS

Long term debt and other financing arrangements consist of the following at December 31, 2002:

Equipment financing                                     $  2,571
Insurance financing                                       10,618
                                                        --------
Total financing                                           13,189
Less current portion                                     (13,189)
                                                        --------
Total long term debt                                    $    -0-
                                                        ========

3. INCOME TAXES

The Company has experienced recurring losses and as such, there is no provision (benefit) for income taxes.

The components of deferred taxes as of December 31, 2002, are as follows:

     Current deferred tax assets:
       Accruals not currently deductible for tax                    $   144,500
       Current portion of valuation allowance                          (144,500)
                                                                    -----------
                                                                    $        --
                                                                    ===========
     Non-current deferred tax assets:
       Equipment                                                    $    50,700
       Net operating loss carry forwards for federal
         and state purposes                                           3,244,700
       Non-current portion of valuation allowance                    (3,295,400)
                                                                    -----------
                                                                    $        --
                                                                    ===========

The Company was in a consolidated tax loss position for the years ended December 31, 2002 and December 31, 2001, and therefore had no current federal income tax expense. Deferred tax assets as of December 31, 2002 arising primarily from loss carry forward benefits have not been recorded because of the uncertainty of realizing such benefits.

Because the Company has no prior year carry-back taxable income, the expected tax benefit from the 2002 and 2001 operating losses results in deferred tax assets which have been fully reserved

Net operating loss carry forwards for federal tax purposes totaled approximately $9,274,424 at December 31, 2002. Net operating loss carry forwards for state income tax purposes totaled approximately $1,523,000 at December 31, 2002. These losses are available for carry forward against future years' taxable income, subject to certain limitations, and expire in various years from 2008 through 2022.

4. STOCKHOLDERS' EQUITY

COMMON STOCK

During 2002 and 2001, the Company issued 190,001 and 162,144 shares of Common Stock, respectively, to its outside directors as a part of their annual compensation in the amount of $20,000 and $24,001 for 2002 and 2001, respectively. These amounts were valued at the closing stock price on the last day of the year.

In April 1996, the Company completed the private placement of 3,214,902 units at a price of $.85 per unit and received net proceeds of approximately $2,277,000. Each unit consisted of one share of Common Stock and one warrant, which entitled the holder to purchase one share of Common Stock at a price of $2 per share, subject to adjustment, until April 3, 1999. All 3,214,902 warrants expired on April 3, 1999. In addition, the placement agent was granted a warrant to acquire 321,490 units at $.9375 per unit which consists of one share of Common Stock and one warrant to acquire one share of Common Stock at $2.00 per share. In June 1997, the placement agent partially exercised the units and acquired 150,000 shares of common stock and 150,000 warrants. Such warrants expired June 18, 2002. The remaining 171,490 units expired April 3, 2001. In connection with the partial exercise, the Company granted warrants to purchase an aggregate of 150,000 shares of Common Stock at $1.3125 per share to the placement agent. Such warrants expired June 18, 2002.

WARRANTS

As of December 31, 2002, outstanding warrants issued for the purchase of shares of Common Stock to various consultants at exercise prices ranging from $0.22 to $1.48 per share totaled 217,500. The Company valued the warrants at the date of grant using a Black-Scholes model and is amortizing the costs over the service period. All such warrants are currently exercisable within the above price range and expire at various dates through September 2005.

In 1996, the placement agent for the 1996 private offering of Preferred Stock was granted a warrant to acquire 85,000 shares of Common Stock at $3.00 per share. The warrants expired in December 2001.

5. STOCK BASED COMPENSATION

In October 1993, the Company adopted an incentive stock option plan for 350,000 shares of Common Stock that may be granted to employees. The Company adopted an additional plan in 1996 for 1,000,000 shares of Common Stock for grant to employees, officers, directors and consultants of the Company. In 2002, the stockholders approved an increase to 4,000,000 shares of eligible Common Stock under the 1996 plan. The exercise price per share may not be less than the fair market value on the date of the grant. Generally, options granted vest over a period up to five years and expire over varying periods through 2012.

In addition to the above plans, the Company granted: (1) a former officer options to purchase 250,000 shares of Common Stock at an exercise price of $1.75 per share. The options are currently exercisable and expire not later than December 31, 2005; (2) various key employees options to purchase 140,000 shares of Common Stock at an exercise price of $0.3125 per share. Of the 140,000 options granted through 1995, 40,000 expired in December 2001 and the remaining 100,000 expired December 2002.

Overall activity in the Company's stock options:

                                                  Years ended December 31,
                                    ----------------------------------------------------
                                              2002                        2001
                                    ------------------------    ------------------------
                                                   Weighted                    Weighted
                                                    Average                     Average
                                                   Exercise                    Exercise
                                     Options         Price       Options         Price
                                    ----------    ----------    ----------    ----------
Outstanding, at beginning of year    1,498,700    $     0.52     1,104,500    $     0.67
Granted                                125,000          0.11       482,000          0.14
Exercised                                   --            --            --            --
Canceled/Expired                      (318,700)        (0.39)      (87,800)        (0.33)
                                    ----------    ----------    ----------    ----------
Outstanding at end of year           1,305,000          0.51     1,498,700          0.52
                                    ----------    ----------    ----------    ----------
Exercisable at end of year           1,055,800          0.60     1,227,500          0.60
                                    ----------    ----------    ----------    ----------

Details regarding the options outstanding at December 31, 2002:

                  Outstanding                                  Exercisable
----------------------------------------------------     ----------------------
                               Weighted     Weighted                   Weighted
   Exercise                     Average      Average                    Average
    Price                      Remaining    Exercise                   Exercise
    Range          Number        Life         Price        Number        Price
-------------    ----------    ---------    --------     ----------    --------
$0.09 - $0.10       365,000      9.02         $0.10         208,000      $0.10
$0.16 - $0.25       217,000      7.66         $0.19         143,400      $0.19
$0.30 - $0.32       448,000      2.02         $0.31         436,400      $0.31
$0.38 - $0.40        15,000      5.39         $0.39           8,000      $0.39
$1.00 - $1.75       260,000      1.38         $1.72         260,000      $1.72
                 ----------                              ----------
                  1,305,000                               1,055,800
                 ==========                              ==========

The weighted-average grant-date fair value of stock options granted to employees during the years and the weighted average significant assumptions used to determine those fair values using a Black-Scholes option pricing model, and the pro forma effect on earnings of the fair value accounting for stock options under SFAS No. 123 are:

                                                  Years ended December 31,
                                                 --------------------------
                                                    2002            2001
                                                 ----------      ----------
Weighted average grant-date fair value           $     0.10      $     0.13

Significant assumptions (weighted average)
  Risk-free interest rate at grant date           4.03-5.08%      4.65-5.16%
  Expected stock price volatility                    100.00%         100.00%
  Expected dividend payout                                --             --
  Expected option life                               5 years        5 years
  Forfeiture rate                                         5%              5%

The expected option life considers historical option exercise patterns and future changes to those exercise patterns anticipated at the date of grant.

6. SEGMENT INFORMATION

For the years ended December 31, 2002 and 2001, the Company's major business segments are pipe cleaning services, tank cleaning services and industrial chemical sales.

Information by segment for the year ended December 31, 2002:

                                               Pipe          Tank      Industrial
                                             Cleaning      Cleaning     Chemical
                                             Services      Services       Sales       Corporate     Consolidated
                                           -----------   -----------   -----------   -----------    ------------
Sales                                      $ 3,176,334   $ 3,142,805   $   171,974   $       -0-     $ 6,491,113
Income (loss) from continuing operations       386,329       900,328       108,301    (1,598,738)      (203,780)
Total assets                                   514,372       432,133        83,114       564,831      1,594,450
Depreciation and amortization                  145,149        37,539        10,010        57,559        250,257
Capital expenditures                            57,342       104,221           -0-        16,452        178,015

Information by segment for the year ended December 31, 2001:

                                               Pipe          Tank      Industrial
                                             Cleaning      Cleaning     Chemical
                                             Services      Services       Sales       Corporate     Consolidated
                                           -----------   -----------   -----------   -----------    ------------
Sales                                      $ 4,381,089   $ 1,335,795   $   249,680   $       -0-     $ 5,966,564
Income (loss) from continuing operations     1,076,740        24,950       128,212    (1,393,509)       (163,607)
Total assets                                   747,195       533,768        34,278       403,484       1,718,725
Depreciation and amortization                  186,223        18,427         6,723        47,006         258,379
Capital expenditures                            64,002       189,973         2,485        14,089         270,549

Segment profitability is determined before allocation of corporate overhead.

7. COMMITMENTS AND CONTINGENCIES

WASTE DISPOSAL LIABILITY

The Company has a facility in Virginia that is currently used to store waste. Before the lease of this facility expires, the Company will be required to properly dispose of all waste. Management has estimated the cost of disposal to be $114,500. This amount has been accrued at December 31, 2002. The facility lease expires in 2004.

LEASE COMMITMENTS

The Company has operating leases, expiring through 2004, for office and warehouse facilities in Portsmouth, Virginia and National City, California and for office and other equipment. Rental expense associated with all operating leases was $101,199 and $163,056 for the years ended December 31, 2002 and 2001, respectively.

Future minimum payments under operating leases, exclusive of any subleases, as of December 31, 2002 are:

Years Ending
December 31,                         Amount
------------                        --------
2003                                $ 49,525
2004                                   3,700
                                    --------
                                    $ 53,225
                                    ========

8. RELATED PARTY TRANSACTIONS

The Company has entered into transactions with a subcontractor whose President is a member of the Company's Board of Directors. Under the terms of this agreement, the subcontractor has the right of first refusal for subcontractor work in certain territories. In exchange, the subcontractor will notify the Company of any business opportunities in these territories. Amounts paid to the subcontractor pursuant to this contract were $-0- and $20,944 in 2002, and 2001, respectively. The Company also paid a commissioned sales representative, who is also a greater than 5% stockholder, $9,443 and $26,250 in the years 2002 and 2001 for sales commissions, respectively.

9. AGREEMENT WITH FACTOR

The Company has an arrangement for a factoring facility whereby the factor purchases eligible receivables and advances 85% (80% in 2001) of the purchased amount to the Company. Purchased receivables may not exceed $1,000,000 ($600,000 in 2001) at any one time. Either party may cancel the arrangement with 30 days notice. At December 31, 2002, there was $719,132 of factored receivables ($416,976 at December 31, 2001) of which the Company has received $611,262 from the factor. This $611,261 and $5,393 in interest expense are not shown as receivables. This arrangement is accounted for as a sale of receivables on which the factor has recourse to the 15% residual of aggregate receivables purchased and outstanding. Interest payable by the Company to the factor is calculated as a fixed discount fee equal to 0.75% (1% in 2001) of the amount of the receivable factored plus a variable (1.5% above the institutions base rate, with a minimum of 7%) discount fee computed on the amount advanced to the Company and accruing on the basis of actual days elapsed from the date of the 85% advance until 3 days after collection of such account receivable by the factor at a per annum rate equal to an internal rate set by the factor. The rate at December 31, 2002 was 7%. In connection with this agreement, the Company is required to maintain certain financial covenants. In the event of a breach of representation, warranty or agreement, the institution has a security interest in the Company's assets.

10. 401(K) PROFIT SHARING PLAN

The Company has a 401(k) profit sharing plan available to all eligible employees who are age 21 (twenty-one) and have completed six months of service. The Board approved an employer matching contribution of 25% totaling $25,067 for 2002 and $28,349 for 2001.

11. EMPLOYMENT AGREEMENTS

In connection with certain employment agreements there were no bonuses awarded to any officers for the year ended December 31, 2002. Each agreement is for a term of one-year. One of the contracts has renewed under its terms. Each agreement includes a non-compete clause upon termination of employment and a certain agreement provides for an auto allowance or company car. One non-officer employee was granted 50,000 stock options under the 1996 Performance Equity Plan upon execution of that employee's agreement.

12. SUBSEQUENT EVENT

On February 27, 2003, we entered into a one-year renewable Interest Only Non-Recourse Promissory Note and Security Agreement for $400,000 with one of our Directors. The note can be renewed at the end of the original term by the mutual agreement of both parties. This note bears interest at 8% and has a second position in the same assets pledged to the factor noted in footnote 9. The proceeds will be used to expand our CHT and tank cleaning business on the West Coast and support working capital needs in our current operations.