Form 10QSB
period 2003-03-31
H E R C PRODUCTS INC
filed 2003-05-13
CIK 919010

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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


                              1420 Columbus Avenue
                           Portsmouth, Virginia 23704
                    (Address of principal executive offices)


                                 (757) 393-0002
                           (Issuer's telephone number)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES [X]   NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 126-2 of the Exchange Act).

                                YES [ ]   NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                                        Outstanding at
                     Class                                May 1, 2003
                     -----                                -----------
          Common Stock, $.01 par value                    12,204,873

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

Index To Consolidated Financial Statements

PART I. FINANCIAL INFORMATION                                           Page No.

     Item 1. Financial Statements

          Consolidated Financial Statements:
          Consolidated Balance Sheets
            March 31, 2003 and December 31, 2002                            3
          Consolidated Statements of Operations
            Three Months Ended March 31, 2003 and 2002                      4
          Consolidated Statements of Cash Flows
            Three Months Ended March 31, 2003 and 2002                      5
          Notes to Consolidated Financial Statements                        6

     Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         10

     Item 3. Controls and Procedures                                       13

PART II.  OTHER INFORMATION

     Item 2 - Changes in Securities                                        14

     Item 6 - Exhibits and Reports on Form 8-K                             14

Signatures                                                                 14

Certifications                                                             15

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                                      March 31,     December 31,
                                                                                        2003            2002
                                                                                    ------------    ------------
                                    ASSETS                                           (Unaudited)      (Note 1)
CURRENT ASSETS
  Cash and cash equivalents                                                         $    155,970    $    254,859
  Trade accounts receivable, net of allowance for
    doubtful accounts of $82,744 and $100,996, respectively                              359,824         341,503
  Inventories                                                                             84,089          46,304
  Costs of uncompleted contracts                                                          14,498         110,243
  Other receivables                                                                      425,738         170,203
  Prepaid expenses                                                                       372,392          47,191
                                                                                    ------------    ------------
         Total Current Assets                                                          1,412,511         970,303
                                                                                    ------------    ------------

PROPERTY AND EQUIPMENT
  Property and equipment                                                               1,543,806       1,505,129
  Less: accumulated depreciation                                                      (1,166,816)     (1,119,917)
                                                                                    ------------    ------------
         Net Property and Equipment                                                      376,990         385,212
                                                                                    ------------    ------------

OTHER ASSETS
  Patents, net of accumulated amortization of $126,113 and $121,963, respectively         98,021         102,172
  Patents pending                                                                        128,172         126,871
  Refundable deposits                                                                      3,899           9,892
                                                                                    ------------    ------------
         Total Other Assets                                                              230,093         238,935
                                                                                    ------------    ------------
                                                                                    $  2,019,594    $  1,594,450
                                                                                    ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                                  $    292,767    $    312,960
  Accrued wages                                                                          140,789          48,524
  Current portion of notes payable                                                       626,504          13,189
  Accrued waste disposal                                                                 114,500         114,500
  Other accrued expenses                                                                 141,421         222,722
                                                                                    ------------    ------------
         Total Current Liabilities                                                     1,315,982         711,895
                                                                                    ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $0.01 par value; authorized 1,000,000 shares;
    issued and outstanding zero shares                                                        --              --
  Common stock, $0.01 par value; authorized 40,000,000 shares; issued and
    outstanding 12,129,873, and 12,054,873 shares, respectively                          121,299         120,549
  Additional paid-in capital                                                          14,037,317      14,030,564
  Accumulated deficit                                                                (13,455,003)    (13,268,557)
                                                                                    ------------    ------------
         Total Stockholders' Equity                                                      703,612         882,556
                                                                                    ------------    ------------
                                                                                    $  2,019,594    $  1,594,451
                                                                                    ============    ============

                 The accompanying notes are an integral part of
                     these consolidated financial statements

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                         Three Months Ended March 31,
                                                         ----------------------------
                                                             2003            2002
                                                         ------------    ------------
SALES                                                    $  1,243,260    $  1,676,052
COST OF SALES                                                 743,798         900,843
                                                         ------------    ------------
GROSS PROFIT                                                  499,462         775,209
SELLING EXPENSES                                               97,874         133,301
GENERAL AND ADMINISTRATIVE EXPENSES                           568,935         549,348
                                                         ------------    ------------
OPERATING INCOME (LOSS)                                      (167,347)         92,560
                                                         ------------    ------------
OTHER INCOME (EXPENSE)
  Interest expense                                            (19,099)        (23,191)
  Miscellaneous                                                    --             401
                                                         ------------    ------------
     Total Other Income (Expense)                             (19,099)        (22,790)
                                                         ------------    ------------
NET INCOME (LOSS) BEFORE INCOME TAXES                        (186,446)         69,770
  Income tax provision                                             --              --
                                                         ------------    ------------
NET INCOME (LOSS)                                        $   (186,446)   $     69,770
                                                         ============    ============

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED   $      (0.02)   $       0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC                                                      12,129,873      11,904,872
                                                         ============    ============
DILUTED                                                    12,129,873      11,966,872
                                                         ============    ============

                 The accompanying notes are an integral part of
                     these consolidated financial statements

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                      Three Months Ended March 31,
                                                                      ----------------------------
                                                                          2003            2002
                                                                      ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                   $   (186,446)   $     69,770
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities
    Depreciation and amortization                                           51,050          50,601
    Common stock issued for services                                         7,503           4,000
    (Increase) decrease in assets
      Trade accounts receivable                                            (18,321)         (1,003)
      Inventories                                                          (37,785)        (14,540)
      Costs of uncompleted contracts                                        95,745          19,700
      Costs and estimated earnings in excess of billings
        on uncompleted contracts                                                --          74,289
      Other receivables                                                   (255,535)         (6,996)
      Prepaid expenses                                                    (325,201)        (21,097)
      Refundable deposits and other assets                                   5,993             111
    Increase (decrease) in liabilities
      Accounts payable                                                     (20,193)         29,143
      Accrued wages and other accrued expenses                              10,964         (20,142)
      Customer deposits                                                         --              --
                                                                      ------------    ------------
            Net cash provided by (used in) operating activities           (672,226)        183,836
                                                                      ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                     (38,677)        (16,025)
  Expenditures related to patents and patents pending                       (1,302)        (10,501)
                                                                      ------------    ------------
            Net cash provided by (used in) investing activities            (39,979)        (26,526)
                                                                      ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of promissory note                                400,000              --
  Proceeds from issuance of notes payable                                  338,205              --
  Principal payments under notes payable                                  (124,890)        (81,124)
                                                                      ------------    ------------
            Net cash used in financing activities                          613,315         (81,124)
                                                                      ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (98,889)         76,186
CASH AT BEGINNING OF PERIOD                                                254,859          75,759
                                                                      ------------    ------------
CASH AT END OF PERIOD                                                 $    155,970    $    151,945
                                                                      ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for interest                              $     17,920    $     23,191
                                                                      ============    ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Prepaid insurance financed with note payable                          $    338,205    $    321,914
                                                                      ============    ============

                 The accompanying notes are an integral part of
                     these consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 MARCH 31, 2003

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements (except for the balance sheet at December 31, 2002, which is derived from audited financial statements) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the requirements of regulation S-B of the Securities and Exchange Commission and consequently do not include all of the disclosures normally made in complete annual financial statement filing. Accordingly, the consolidated financial statements of H.E.R.C. Products Incorporated included herein should be reviewed in conjunction with the consolidated financial statements and the accompanying footnotes included within the Company's Form 10-KSB for the year ended December 31, 2002.

In the opinion of management, the consolidated financial statements reflect all adjustments necessary to fairly report the Company's financial position and results of operations for the interim period. All such adjustments are normal and recurring in nature. The interim consolidated results of operations are not necessarily indicative of results to be expected for the year ending December 31, 2003.

2. REVENUE RECOGNITION

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

3. AGREEMENT WITH FACTOR

The Company has an arrangement for a factoring facility whereby the factor purchases eligible receivables and advances 85% of the purchased amount to the Company. Purchased receivables may not exceed $1,000,000 at any one time. Either party may cancel the arrangement with 30 days notice. At March 31, 2003, there was $363,415 of factored receivables ($590,190 at March 31, 2002), of which the Company has received $308,903 from the factor. This $308,903 and $2,726 in interest expense are not shown as receivables. This arrangement is accounted for as a sale of receivables on which the factor has recourse to the 15% residual of aggregate receivables purchased and outstanding. Interest payable by the Company to the factor is calculated as a fixed discount fee equal to 0.75% of the amount of the receivable factored plus a variable (1.5% above the institutions base rate, with a minimum of 7%) discount fee computed on the amount advanced to the Company and accruing on the basis of actual days elapsed from the date of the 85% advance until 3 days after collection of such account receivable by the factor at a per annum rate equal to an internal rate set by the factor. The rate at March 31, 2003 was 7%. In connection with this agreement, the Company is required to maintain certain financial covenants. In the event of a breach of representation, warranty or agreement, the institution has a security interest in the Company's assets.

4. SEGMENT INFORMATION

Information by segment for the three months ended March 31, 2003:

                                               Pipe           Tank        Industrial
                                             Cleaning       Cleaning       Chemical      Corporate     Consolidated
                                           ------------   ------------   ------------   ------------   ------------
Sales                                      $    379,034   $    781,399   $     82,827   $         --   $  1,243,260
Income (loss) from continuing operations        (10,785)       185,643         32,959       (394,263)      (186,446)
Total assets                                    442,939        666,152        127,178        783,324      2,019,593
Depreciation and amortization                    29,711         13,891          1,051          6,373         51,026
Capital expenditures                             32,275          6,402             --             --         38,677

Information by segment for the three months ended March 31, 2002:

                                               Pipe           Tank        Industrial
                                             Cleaning       Cleaning       Chemical      Corporate     Consolidated
                                           ------------   ------------   ------------   ------------   ------------
Sales                                      $  1,101,540   $    541,382   $     33,130   $         --   $  1,676,052
Income (loss) from continuing operations        290,195        168,237        (24,292)      (364,370)        69,770
Total assets                                    682,662        497,246         36,940        825,438      2,042,286
Depreciation and amortization                    36,053          3,866          1,539          9,143         50,601
Capital expenditures                              6,401          5,467            -0-          4,157         16,025

Segment profitability is determined before allocation of corporate overhead.

5. EARNINGS PER SHARE

A reconciliation of the basic and diluted loss per share (EPS) computation for the quarter ended March 31, 2003 and 2002 is as follows:

                                             Three Months Ended March 31, 2003
                                       --------------------------------------------
                                         Net Loss         Shares         Per Share
                                       (Numerator)     (Denominator)      Amount
                                       ------------    ------------    ------------
Basic EPS                              $   (186,446)     12,129,873    $      (0.02)
                                                                       ============
Effect of stock options and warrants             --              --
                                       ------------    ------------
Diluted EPS                            $   (186,446)     12,129,873    $      (0.02)
                                       ============    ============    ============

                                             Three Months Ended March 31, 2002
                                       --------------------------------------------
                                         Net Loss         Shares        Per Share
                                       (Numerator)     (Denominator)      Amount
                                       ------------    ------------    ------------
Basic EPS                              $     69,770      11,904,872    $       0.01
                                                                       ============
Effect of stock options and warrants             --          62,000
                                       ------------    ------------
Diluted EPS                            $     69,770      11,966,872    $       0.01
                                       ============    ============    ============

The company accounts for its employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees". Had the Company used the method prescribed by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", there would have been no effect on earnings per share.

6. RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal of Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. The Company has adopted this standard, and the impact of $114,500 is reflected in the March 31, 2003 balance sheet.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for the Company beginning January 1, 2003. The Company has incorporated SFAS No. 143 and is not aware of any material impact on the Company's financial statements.

7. NOTES PAYABLE

During the month of January 2003, we financed $338,205 of insurance premiums payable in nine monthly installments of $38,157 at an annual percentage rate of 3.68%.

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

8. COMMITMENTS AND CONTINGENCIES

LITIGATION

From time to time, we are involved in various legal proceedings that, in the opinion of management, are ordinary routine matters incidental to the normal course of business. At this time the Company is not involved in any litigation as a party defendant.

9. INCOME TAXES

The Company was in a consolidated tax loss position for the three months ended March 31, 2003 and therefore has no current federal income tax expense. Deferred tax assets as of March 31, 2003 arising primarily from loss carry forward benefits have not been recorded because of the uncertainty of realizing such benefits.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     PORTIONS OF THIS REPORT DESCRIBE HISTORICAL INFORMATION, SUCH AS THE 2002 AND 2003 OPERATING RESULTS, AND WE BELIEVE THE DESCRIPTIONS TO BE ACCURATE. IN CONTRAST TO DESCRIBING THE PAST, SOME STATEMENTS IN THIS REPORT INDICATE THAT WE BELIEVE THAT EVENTS OR FINANCIAL RESULTS ARE LIKELY TO OCCUR IN THE FUTURE. THESE STATEMENTS TYPICALLY USE WORDS OR PHRASES LIKE "BELIEVE," "EXPECTS," "ANTICIPATES," "ESTIMATES," "WILL CONTINUE" AND SIMILAR EXPRESSIONS. STATEMENTS USING THOSE WORDS OR SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY
"FORWARD-LOOKING STATEMENTS" AS THAT TERM IS USED IN SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. FORWARD-LOOKING STATEMENTS INCLUDE PROJECTIONS OF OPERATING RESULTS FOR 2003 AND BEYOND, EITHER CONCERNING A SPECIFIC SEGMENT OF OUR BUSINESS, OR CONCERNING OUR COMPANY AS A WHOLE.

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

OVERVIEW

     We derive the majority of our revenue from two sources, cleaning vacuum sewer "CHT" systems on U.S. Navy and U.S. Coast Guard vessels and cleaning bilge, fuel, oil, catapult and CHT tanks on ships. A significant portion of the pipe cleaning has been performed pursuant to a new worldwide contract with the U.S. Navy (Portsmouth CHT contract), which was awarded September 30, 2002. This has subjected us to certain business risks that have caused volatility in our revenue stream and our gross margins. We have also been subject to the deployment and servicing schedules of the U.S. Navy as well as the available maintenance funds in the Navy budget. These factors can cause revenue to change dramatically from one quarter to the next. Additionally, we have been required by our Portsmouth CHT contract to perform work on different classes of ships. Performing work on different classes of ships can cause our gross margins to vary widely from one quarter to the next because we realize higher gross margins on certain classes of ships than on others. Moreover, we are often asked to perform work on ships outside of the state of Virginia. When we perform work under the Portsmouth CHT contract outside of the state of Virginia, we incur certain reimbursable travel costs that are included in both revenue and cost of goods sold. These reimbursable travel costs cause gross margins to be lower than the margins that would have otherwise been recognized had the work been performed in Virginia.

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

RESULTS OF OPERATIONS

THREE  MONTHS  ENDED MARCH 31, 2003  COMPARED  WITH THREE MONTHS ENDED MARCH 31,
2002

     Sales for the three months ended March 31, 2003 were $1,243,260 compared with $1,676,052 during the same period in 2002. Pipe cleaning services accounted for $379,034 during the three months ended March 31, 2003, of which $369,961 was billed under the Portsmouth CHT contract with the United States Navy. For the three months ended March 31, 2002, pipe-cleaning services accounted for $1,101,540 of which $986,656 was billed under the Portsmouth CHT contract. Tank cleaning services totaled $781,399 during the three months ended March 31, 2003 compared with $541,382 during the same period in 2002. Industrial chemical sales were $82,827 during the three months ended March 31, 2003 compared with $33,130 during the same period in 2002.

     Consolidated sales during the first quarter of 2003 were 26% lower than the same period in 2002. The impact of the war in the Middle East had a significant impact upon our business, since many of the U.S. Navy ships were at sea rather than being in port where maintenance could be performed. We expect, but can't be assured, to recover the lost sales from the first quarter after the U.S. Navy ships return to port.

     Pipe cleaning pursuant to the Portsmouth CHT contract with the U.S. Navy was 30% of consolidated sales during the three months ended March 31, 2003 compared to 59% during the three months ended March 31, 2002.

     Sales of pipe cleaning services decreased 66% during the three months ended March 31, 2003 compared to the same period in 2002. Sales of tank cleaning services increased 44% during the three months ended March 31, 2003 compared to the same period in 2002. Sales from tank cleaning during the first quarter of 2003 were over twice as great as sales from pipe cleaning. Our continued efforts to diversify our revenue base and penetrate the tank cleaning market are being achieved.

     Consolidated gross margins were 40% during the three months ended March 31, 2003 compared with 46% during the same period in 2002. Fewer U.S. Navy ships being in port and available for maintenance resulted in a significant increase in the competitiveness for both pipe and tank cleaning services during the first quarter of 2003. This situation had a significant effect on both sales and margins during the three months ended March 31, 2003. We anticipate that future gross margins from pipe cleaning and tank cleaning will fluctuate with changes in revenue mix and certain operational factors.

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

     Gross profit decreased to $499,462 during the three months ended March 31, 2003 from $775,209 during the same period in 2002. The drop in sales and the margin pressures that we experienced during the first quarter of 2003 contributed significantly to this decline.

     Total selling, general and administrative expenses during the three months ended March 31, 2003 declined to $666,809 from $682,649 during the same period in 2002. Selling expenses decreased to $97,874 during the three months ended March 31, 2003 from $133,301 during the same period in 2002, while general and administrative expenses increased to $568,935 for the three months ended March 31, 2003 from $549,348 during the same period in 2002. The decrease in selling expenses was primarily the result of one less sales person and related marketing expenses. General and administrative expenses were higher as a result of increases in health and corporate insurance expenses, primarily.

     For the three months ended March 31, 2003, we incurred a net loss of $186,446, compared to net income of $69,770 during the same period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

     Cash was  $155,970 at March 31, 2003 and  $254,859  at December  31,  2002,
while working capital was $96,529 and $258,408 on those respective dates. The decrease in cash and working capital is primarily the result of our net loss and a slowdown in collections for the quarter caused by the war in the Middle East, offset by the additional financings.

     On January 15, 2003 we financed $338,205 of corporate insurance premiums payable in nine monthly installments of $38,157 at an annual percentage rate of 3.68%

     On February 27, 2003 we entered into a one-year renewable Interest Only Non-Recourse Promissory Note and Security Agreement for $400,000 with one of our Directors. The note can be renewed at the end of the original term by the mutual agreement of both parties. The proceeds will be used to expand our CHT and tank cleaning business on the West Coast and support working capital needs in our current operations.

     We rely primarily on our internally generated operating cash flow, the $400,000 note and our factoring arrangement to fund our operations and our business. We currently contract with a few major customers responsible for a large percentage of our revenue and we expect the high concentration levels to continue through 2003. Thus, any material delay, cancellation or reduction of orders from these customers could have a material adverse effect on our liquidity and operations.

     The table below describes our contractual obligations as of March 31, 2003 to make future payments under contracts such as debt and lease agreements:

                                               Payments Due in Fiscal Year
                                          --------------------------------------
       Contractual Obligations               2003          2004          2005
       -----------------------            ----------    ----------    ----------
Insurance and Financing Arrangements      $  127,485    $       --    $       --
Capital Lease Obligations                        988            --            --
Operating Leases                              25,798         6,215            --
Renewable Note                                    --       400,000            --

     While we believe that we will not need to raise additional capital because our current financings, cash and expected cash flows generated from operations are anticipated to be sufficient for the foreseeable future, we may, in the future, sell additional securities to raise capital. Any such sale, if necessary, could substantially dilute the interest of our existing stockholders. We cannot provide any assurance that we will be able to sell additional securities at terms acceptable to us. We may, in the future, make acquisitions by utilizing debt financing if available. Any such acquisition and debt financing could have a material adverse impact on our liquidity and results of operations.

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

PART II: OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

RECENT SALES OF UNREGISTERED SECURITIES

     During the first quarter of 2003 the Company issued 75,000 shares of common stock as compensation to its outside Board of Directors. These shares were issued under an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

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

                                        H.E.R.C. Products, Incorporated
                                        (Registrant)


Date: May 14, 2003                      By: /s/ S. Steven Carl
                                            ------------------------------------
                                            S. Steven Carl
                                            Chief Executive Officer


                                        By: /s/ John Talkington
                                            ------------------------------------
                                            John Talkington
                                            Chief Financial Officer (Principal
                                            Financial and Accounting Officer)

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

Date: May 14, 2002

                                        /s/ S. Steven Carl
                                        ----------------------------------------
                                        S. Steven Carl
                                        Chief Executive Officer and President

                                  CERTIFICATION

     I, John Talkington, certify that:

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

Date: May 14, 2003

                                        /s/ John Talkington
                                        ----------------------------------------
                                        John Talkington
                                        Chief Financial Officer