Form 10QSB
period 2003-06-30
H E R C PRODUCTS INC
filed 2003-08-13
CIK 919010

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the Quarterly Period Ended June 30, 2003

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from                              to             .

Commission File Number 1-13012

H.E.R.C. PRODUCTS INCORPORATED

(Name of small business issuer as specified in its charter)

State of Incorporation: Delaware	IRS Employer Identification Number: 86-0570800

1420 Columbus Avenue

Portsmouth, Virginia 23704

(Address of principal executive offices)

(757) 393-0002

(Issuer’s telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    ☒                        NO    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

YES    ☐                         NO    ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 1, 2003
Common Stock, $.01 par value	12,290,586

H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30, 2003	December 31, 2002
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$139,709	$254,859
Trade accounts receivable, net of allowance for doubtful accounts of $79,187 and $100,996, respectively	322,410	341,503
Inventories	109,901	46,304
Costs of uncompleted contracts	7,222	110,243
Other receivables	288,715	170,203
Prepaid expenses	289,590	47,191

Total Current Assets	1,157,547	970,303

Property and Equipment
Property and equipment	1,543,806	1,505,129
Less: accumulated depreciation	(1,217,215)	(1,119,917)

Net Property and Equipment	326,591	385,212

Other Assets
Patents, net of accumulated amortization of $130,778 and $121,963, respectively	93,357	102,172
Patents pending	129,735	126,871
Refundable deposits	2,724	9,892

Total Other Assets	225,816	238,935

	$1,709,954	$1,594,450

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$412,368	$312,960
Accrued wages	128,207	48,524
Notes payable	536,266	13,189
Accrued waste disposal	114,500	114,500
Other accrued expenses	84,465	222,722

Total Current Liabilities	1,275,806	711,895

Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.01 par value; authorized 1,000,000 shares; issued and outstanding zero shares	—	—
Common stock, $0.01 par value; authorized 40,000,000 shares; issued and outstanding 12,204,873, and 12,129,873 shares, respectively	122,049	120,549
Additional paid-in capital	14,044,067	14,030,564
Accumulated deficit	(13,731,968)	(13,268,558)

Total Stockholders' Equity	434,148	882,555

	$1,709,954	$1,594,450

The accompanying notes are an integral part of these consolidated financial statements.

H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Sales	$1,199,147	$1,496,335	$2,442,407	$3,172,386
Cost of Sales	858,516	885,491	1,602,314	1,786,332

Gross Profit	340,631	610,844	840,093	1,386,054
Selling Expenses	85,556	122,038	183,430	255,339
General and Administrative Expenses	506,459	630,915	1,075,393	1,180,264

Operating (Loss)	(251,384)	(142,109)	(418,730)	(49,549)

Other Income (Expense)
Interest expense	(25,582)	(16,870)	(44,680)	(40,062)
Miscellaneous	—	225,290	—	225,691

Total Other Income (Expense)	(25,582)	208,420	(44,680)	185,629

Income (Loss) before Income Taxes	(276,966)	66,311	(463,410)	136,080
Income tax provision	—	—	—	—

Net Income (Loss)	$(276,966)	$66,311	$(463,410)	$136,080

Net Income (Loss) per Common Share— Basic and Diluted	$(0.02)	$0.01	$(0.04)	$0.01

Weighted Average Common Shares Outstanding:
Basic	12,204,873	11,944,872	12,167,580	11,924,982

Diluted	12,204,873	12,021,788	12,167,580	11,995,188

The accompanying notes are an integral part of these consolidated financial statements.

H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2003	2002
Cash Flows From Operating Activities
Net income (loss)	$(463,410)	$136,080
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	106,113	112,398
Gain on sale of Chlor-Rid® rights	—	(225,000)
Common stock issued for services	15,003	8,000
(Increase) decrease in assets
Trade accounts receivable	19,093	(179,362)
Inventories	(63,597)	(27,637)
Costs of uncompleted contracts	103,021	114,121
Costs and estimated earnings in excess of billings on uncompleted contracts	—	62,279
Other receivables	(118,512)	(51,377)
Prepaid expenses	(242,399)	69,504
Refundable deposits and other assets	7,168	977
Increase (decrease) in liabilities
Accounts payable	99,408	10,793
Accrued wages and other accrued expenses	(58,574)	83,611

Net cash provided by (used in) operating activities	(596,686)	114,387

Cash Flows From Investing Activities
Capital expenditures	(38,677)	(61,690)
Cash received from sale of Chlor-Rid® rights	—	225,000
Expenditures related to patents and patents pending	(2,864)	(10,594)

Net cash provided by (used in) investing activities	(41,541)	152,716

Cash Flows From Financing Activities
Proceeds from issuance of notes payable	769,600	—
Principal payments under notes payable	(246,523)	(195,673)

Net cash provided by (used in) financing activities	523,077	(195,673)

Net increase (decrease) in cash and cash equivalents	(115,150)	71,430
Cash at beginning of period	254,859	75,759

Cash at end of period	$139,709	$147,189

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$44,680	$40,062

Supplemental Schedule of Noncash Investing and Financing Activities
Prepaid insurance financed with note payable	$369,600	$369,114

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2003

1.     Basis of Presentation

The accompanying unaudited consolidated financial statements (except for the balance sheet at December 31, 2002, which is derived from audited financial statements) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the requirements of Regulation S-B and the rules of Form 10-QSB of the Securities and Exchange Commission and consequently do not include all of the disclosures normally made in complete annual financial statement filing. Accordingly, the consolidated financial statements of H.E.R.C. Products Incorporated included herein should be reviewed in conjunction with the consolidated financial statements and the accompanying footnotes included within the Company’s Form 10-KSB for the year ended December 31, 2002.

In the opinion of management, the consolidated financial statements reflect all adjustments necessary to fairly report the Company’s financial position and results of operations for the interim period. All such adjustments are normal and recurring in nature. The interim consolidated results of operations are not necessarily indicative of results to be expected for the year ending December 31, 2003.

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

The current asset, “costs and estimated earnings in excess of billings on uncompleted contracts” represents revenue recognized in excess of amounts billed. The current liability, “billings in excess of costs on uncompleted contracts,” represents billings in excess of revenue recognized.

3.    Agreement with Factor

The Company has an arrangement for a factoring facility whereby the factor purchases eligible receivables and advances 85% of the purchased amount to the Company. Purchased receivables may not exceed $1,000,000 at any one time. Either party may cancel the arrangement with 30 days notice. At June 30, 2003, there was $650,165 of factored receivables ($449,382 at June 30, 2002), of which the Company has received $552,640 from the factor ($371,056 at June 30, 2002). This $552,640 and $4,876 in interest expense ($371,056 and $3,916 at June 30, 2002) are not shown as receivables. This arrangement is accounted for as a sale of receivables on which the factor has recourse to the 15% residual of aggregate receivables purchased and outstanding. Interest payable by the Company to the factor is calculated as a fixed discount fee equal to 0.75% of the amount of the receivable factored plus a variable (1.5% above the institutions base rate, with a minimum of 7%) discount fee computed on the amount advanced to the Company and accruing on the basis of actual days elapsed from the date of the 85% advance until 3 days after collection of such account receivable by the factor at a per annum rate equal to an internal rate set by the factor. The rate at June 30, 2003 was 7%. In connection with this agreement, the Company is required to maintain certain financial covenants. In the event of a breach of representation, warranty or agreement, the institution has a security interest in the Company’s assets.

4.    Segment Information

Information by segment for the three months ended and as of June 30, 2003:

	Pipe Cleaning	Tank Cleaning	Industrial Chemical	Corporate	Consolidated
Sales	$495,899	$639,426	$63,822	$—	$1,199,147
Income (loss) from continuing operations	(30,695)	26,787	64,598	(337,656)	(276,966)
Total assets	467,296	483,470	81,666	677,522	1,709,954
Depreciation and amortization	31,696	14,987	1,495	14,385	62,563
Capital expenditures	—	—	—	—	—

Information by segment for the three months ended and as of June 30, 2002:

	Pipe Cleaning	Tank Cleaning	Industrial Chemical	Corporate	Consolidated
Sales	$720,568	$727,265	$48,502	$—	$1,496,335
Income (loss) from continuing operations	126,960	165,137	192,053	(417,839)	66,311
Total assets	690,640	633,527	35,651	770,833	2,130,651
Depreciation and amortization	42,104	8,809	1,746	9,138	61,797
Capital expenditures	43,878	1,788	—	—	45,666

Information by segment for the six months ended and as of June 30, 2003:

	Pipe Cleaning	Tank Cleaning	Industrial Chemical	Corporate	Consolidated
Sales	$874,933	$1,420,826	$146,648	$—	$2,442,407
Income (loss) from continuing operations	(41,478)	212,429	97,557	(731,918)	(463,410)
Total assets	467,296	483,470	81,666	677,522	1,709,954
Depreciation and amortization	59,734	29,619	2,989	13,771	106,113
Capital expenditures	32,275	6,402	—	—	38,677

Information by segment for the six months ended and as of June 30, 2002:
	Pipe Cleaning	Tank Cleaning	Industrial Chemical	Corporate	Consolidated
Sales	$1,822,107	$1,268,647	$81,632	$—	$3,172,386
Income (loss) from continuing operations	417,155	333,374	167,761	(782,210)	136,080
Total assets	690,640	633,527	35,651	770,833	2,130,651
Depreciation and amortization	78,156	12,675	3,285	18,282	112,398
Capital expenditures	50,278	7,255	—	4,157	61,690

Segment profitability is determined before allocation of corporate overhead.

5.    Earnings Per Share

A reconciliation of the basic and diluted loss per share (EPS) computation for the three and six months ended June 30, 2003 and 2002 are as follows:

	Three Months Ended June 30, 2003
	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$(276,966)	12,204,873	$(0.02)

Effect of stock options and warrants	—	—

Diluted EPS	$(276,966)	12,204,873	$(0.02)

	Three Months Ended June 30, 2002
	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$66,311	11,944,872	$0.01

Effect of stock options and warrants	—	76,916

Diluted EPS	$66,311	12,021,788	$0.01

	Six Months Ended June 30, 2003
	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$(463,410)	12,167,580	$(0.04)

Effect of stock options and warrants	—	—

Diluted EPS	$(463,410)	12,167,580	$(0.04)

	Six Months Ended June 30, 2002
	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$136,080	11,924,982	$0.01

Effect of stock options and warrants	—	70,206

Diluted EPS	$136,080	11,995,188	$0.01

The company accounts for its employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”. Had the Company used the method prescribed by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, there would have been no effect on earnings per share.

6.    Recently Issued Accounting Standards

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal of Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. The Company has adopted this standard, and the impact of $114,500 is reflected in the balance sheet.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for the Company beginning January 1, 2003. The Company has incorporated SFAS No. 143 and is not aware of any material impact on the Company’s financial statements.

7.    Notes Payable

On January 15, 2003, the Company financed $338,205 of insurance premiums payable in nine monthly installments of $38,157 at an annual percentage rate of 3.68%.

On February 27, 2003, the Company entered into a one-year renewable Interest Only Non-Recourse Promissory Note and Security Agreement for $400,000 with one of its Directors. The note can be renewed at the end of the original term by the mutual agreement of both parties. The proceeds will be used to expand the Company’s CHT and tank cleaning business on the West Coast and support working capital needs in the Company’s current operations.

On May 19, 2003, the Company financed $31,395 of insurance premiums payable in seven monthly installments of $4,540 at an annual percentage rate of 3.68%.

8.    Commitments and Contingencies

Litigation

From time to time, the Company is involved in various legal proceedings that, in the opinion of management, are ordinary routine matters incidental to the normal course of business. The Company does not believe the outcome of any pending matters will have a material adverse effect on its operations. At this time the Company is not involved in any litigation as a party defendant.

9.Income Taxes

The Company was in a consolidated tax loss position for the six months ended June 30, 2003 and therefore has no current federal income tax expense. Deferred tax assets as of June 30, 2003 arising primarily from loss carry forward benefits have not been recorded because of the uncertainty of realizing such benefits.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward-Looking Statements

Portions of this report describe historical information, such as the 2002 and 2003 operating results, and we believe the descriptions to be accurate. In contrast to describing the past, some statements in this report indicate that we believe that events or financial results are likely to occur in the future. These statements typically use words or phrases like “believe,” “expects,” “anticipates,” “estimates,” “will continue” and similar expressions. Statements using those words or similar expressions are intended to identify “forward-looking statements” as that term is used in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include projections of operating results for 2003 and beyond, either concerning a specific segment of our business, or concerning our Company as a whole.

Actual results, however, may be materially different from the results projected in the forward-looking statements, due to a variety of risks and uncertainties. These risks and uncertainties include those set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Overview

We derive the majority of our revenue from two sources, cleaning vacuum sewer “CHT” systems on U.S. Navy and U.S. Coast Guard vessels and cleaning bilge, fuel, oil, catapult and CHT tanks on ships. A significant portion of the pipe cleaning has been performed pursuant to a new worldwide contract with the U.S. Navy (Portsmouth CHT contract), which was awarded September 30, 2002. This has subjected us to certain business risks that have caused volatility in our revenue stream and our gross margins. We have also been subject to the deployment and servicing schedules of the U.S. Navy as well as the available maintenance funds in the Navy budget. These factors can cause revenue to change dramatically from one quarter to the next. Additionally, we have been required by our Portsmouth CHT contract to perform work on different classes of ships. Performing work on different classes of ships can cause our gross margins to vary widely from one quarter to the next because we realize higher gross margins on certain classes of ships than on others. Moreover, we are often asked to perform work on ships outside of the state of Virginia. When we perform work under the Portsmouth CHT contract outside of the state of Virginia, we incur certain reimbursable travel costs that are included in both revenue and cost of goods sold. These reimbursable travel costs cause gross margins to be lower than the margins that would have otherwise been recognized had the work been performed in Virginia.

The benefit of being publicly held to a small company in today’s financial environment is questionable. The ability of a small company to utilize the public financial markets to raise capital is almost non-existent. The cost of compliance with SEC requirements, especially in light of new requirements as a result of the Sarbanes-Oxley Act of 2002, is high and continues to increase. These factors make it difficult to justify remaining a publicly held company.

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

The current asset, “costs and estimated earnings in excess of billings on uncompleted contracts” represents revenue recognized in excess of amounts billed. The current liability, “billings in excess of costs on uncompleted contracts,” represents billings in excess of revenue recognized.

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

Results of Operations

Three Months Ended June 30, 2003 Compared with Three Months Ended June 30, 2002

Sales for the three months ended June 30, 2003 were $1,199,147 compared with $1,496,335 during the same period in 2002. Pipe cleaning services accounted for $495,899 during the three months ended June 30, 2003, of which $202,775 was billed under the Portsmouth CHT contract with the United States Navy. For the three months ended June 30, 2002, pipe cleaning services accounted for $720,568 of which $478,630 was billed under the Portsmouth CHT contract. Tank cleaning services totaled $639,426 during the three months ended June 30, 2003 compared with $727,265 during the same period in 2002. Industrial chemical sales were $63,822 during the three months ended June 30, 2003 compared with $48,502 during the same period in 2002.

Consolidated sales during the second quarter of 2003 were 20% lower than the same period in 2002. The impact of the war in the Middle East had a significant impact upon our business, since many of the U.S. Navy ships were at sea rather than being in port where maintenance could be performed. A large number of U.S. Navy ships returned to homeport in late May and June. In July, our overall business level increased significantly. As a result, we expect sales during the third quarter to increase, as compared to the second quarter.

Pipe cleaning pursuant to the Portsmouth CHT contract with the U.S. Navy was 17% of consolidated sales during the three months ended June 30, 2003 compared to 30% during the three months ended June 30, 2002.

Sales of pipe cleaning services decreased 31% during the three months ended June 30, 2003 compared to the same period in 2002. The decrease in pipe cleaning revenue reflects an increased competitiveness resulting from the dual sourcing of our U.S. Navy CHT contract and fewer U.S. Navy and U.S. Coast Guard vessels being in port. Sales of tank cleaning services decreased 12% during the three months ended June 30, 2003 compared to the same period in 2002.

Sales from tank cleaning during the second quarter of 2003 were 22% greater than sales from pipe cleaning. Our continued efforts to diversify our revenue base and penetrate the tank cleaning market are being achieved.

Consolidated gross margins were 28% during the three months ended June 30, 2003 compared with 41% during the same period in 2002. Fewer U.S. Navy ships being in port and available for maintenance resulted in a significant increase in the competitiveness for both pipe and tank cleaning services during the second quarter of 2003. This situation had a significant effect on both sales and margins during the three months ended June 30, 2003. We anticipate that future gross margins from pipe cleaning and tank cleaning will fluctuate with changes in revenue mix and certain operational factors.

Performing pipe-cleaning services on different classes of ships can cause our gross margins to vary widely from one quarter to the next because we generate higher gross margins on certain classes of ships than we do on others. Additionally, when we perform work under the Portsmouth CHT contract outside of the state of Virginia, we incur certain reimbursable travel costs that are included in both revenue and cost of goods sold. These reimbursable travel costs cause gross margins to be lower than the margins that would have otherwise been recognized had the work been performed in Virginia.

Gross profit decreased to $340,631 during the three months ended June 30, 2003 from $610,844 during the same period in 2002. The drop in sales and the margin pressures that we experienced during the second quarter of 2003 contributed significantly to this decline.

Total selling, general and administrative expenses during the three months ended June 30, 2003 declined to $592,015 from $752,953 during the same period in 2002. Selling expenses decreased to $85,556 during the three months ended June 30, 2003 from $122,038 during the same period in 2002, while general and administrative expenses decreased to $506,459 for the three months ended June 30, 2003 from $630,915 during the same period in 2002. The decrease in selling expenses was primarily the result of one less sales person and related marketing expenses. The decrease in general and administrative expenses resulted from lower headcount and legal and professional expenses, partially offset by increases in travel and corporate insurance, primarily.

For the three months ended June 30, 2003, we incurred a net loss of $276,966, compared to net income of $66,311 during the same period in 2002. The net income of 2002 includes a $225,000 one time gain on the sale of all rights, patents and trademarks of Chlor*Rid.

Six Months Ended June 30, 2003 Compared with Six Months Ended June 30, 2002,

Sales for the six months ended June 30, 2003 were $2,442,407 compared with $3,172,386 during the same period in 2002. Pipe cleaning services accounted for $874,933 during the six months ended June 30, 2003, of which $572,736 was billed under the Portsmouth CHT contract with the United States Navy. For the six months ended June 30, 2002, pipe cleaning services accounted for $1,822,107 of which $1,436,253 was billed under the Portsmouth CHT contract. Tank cleaning services totaled $1,420,826 during the six months ended June 30, 2003 compared with $1,268,647 during the same period in 2002. Industrial chemical sales were $146,648 during the six months ended June 30, 2003 compared with $81,632 during the same period in 2002.

Consolidated sales during the first six months of 2003 were 23% lower than the same period in 2002. The impact of the war in the Middle East had a significant impact upon our business, since many of the U.S. Navy ships were at sea rather than being in port where maintenance could be performed. A large number of U.S. Navy ships returned to homeport in late May and June. In July, our overall business level increased significantly. As a result, we expect sales during the second half of the year to increase, as compared to the first six months.

Pipe cleaning pursuant to the Portsmouth CHT contract with the U.S. Navy was 23% of consolidated sales during the six months ended June 30, 2003 compared to 45% during the six months ended June 30, 2002. Our continued efforts to diversify our revenue base are being achieved.

Sales of pipe cleaning services decreased 52% during the six months ended June 30, 2003 compared to the same period in 2002. The decrease in pipe cleaning revenue reflects an increased competitiveness resulting from the dual sourcing of our U.S. Navy CHT contract and fewer U.S. Navy and U.S. Coast Guard vessels being in port. Sales of tank cleaning services increased 12% during the six months ended June 30, 2003 compared to the same period in 2002. Our continued efforts to diversify our revenue base and penetrate the tank cleaning market are being achieved. Sales of industrial chemicals increased 80% during the six months ended June 30, 2003 compared to the same period in 2002.

Consolidated gross margin was 34% during the six months ended June 30, 2003 compared with 44% during the same period in 2002. Fewer U.S. Navy ships being in port and available for maintenance resulted in a significant increase in the competitiveness for both pipe and tank cleaning services during the first half of 2003. This situation had a significant effect on both sales and margins during the six months ended June 30, 2003. We anticipate that future gross margins from pipe cleaning and tank cleaning will fluctuate with changes in revenue mix and certain operational factors.

Gross profit decreased to $840,093 during the six months ended June 30, 2003 from $1,386,054 during the same period in 2002. The drop in sales and the margin pressures that we experienced during the second quarter of 2003 contributed significantly to this decline.

Total selling, general and administrative expenses during the six months ended June 30, 2003 declined to $1,258,823 from $1,435,603 during the same period in 2002. Selling expenses decreased to $183,430 during the six months ended June 30, 2003 from $255,339 during the same period in 2002, while general and administrative expenses decreased to $1,075,393 for the six months ended June 30, 2003 from $1,180,264 during the same period in 2002. The decrease in selling expenses was primarily the result of one less sales person and related marketing expenses. The general and administrative expense reduction resulted from lower headcount and legal and professional expenses, offset partially by increases in corporate insurance and travel, primarily.

For the six months ended June 30, 2003, we incurred a net loss of $463,410 compared to a net profit of $136,080 for the same time period in 2002. The 2002 net profit includes a one-time gain of $225,000 from the sale of Chlor*Rid rights, patents and trademarks.

Liquidity and Capital Resources

Cash was $139,709 at June 30, 2003 and $254,859 at December 31, 2002, while working capital was $(118,259) and $258,408 on those respective dates. The decrease in cash and working capital is primarily the result of our net loss, offset by the additional financings.

The impact of the war in the Middle East had a significant impact upon our cash and working capital position at June 30, 2003, since many of the U.S. Navy ships were at sea rather than being in port where maintenance could be performed. A large number of U.S. Navy ships returned to homeport in late May and June. In July, our overall business level increased significantly. As a result, we expect our cash and working capital situation during the second half of the year to increase, as compared to the first six months.

The Company has an arrangement for a factoring facility whereby the factor purchases eligible receivables and advances 85% of the purchased amount to the Company. Purchased receivables may not exceed $1,000,000 at any one time. Either party may cancel the arrangement with 30 days notice. At June 30, 2003, there was $650,165 of factored receivables ($449,382 at June 30, 2002), of which the Company has received $552,640 from the factor ($371,056 at June 30, 2002). This $552,640 and $4,876 in interest expense ($371,056 and $3,916 at June 30, 2002) are not shown as receivables. This arrangement is accounted for as a sale of receivables on which the factor has recourse to the 15% residual of aggregate receivables purchased and outstanding. Interest payable by the Company to the factor is calculated as a fixed discount fee equal to 0.75% of the amount of the receivable factored plus a variable (1.5% above the institutions base rate, with a minimum of 7%) discount fee computed on the amount advanced to the Company and accruing on the basis of actual days elapsed from the date of the 85% advance until 3 days after collection of such account receivable by the factor at a per annum rate equal to an internal rate set by the factor. The rate at June 30, 2003 was 7%. In connection with this agreement, the Company is required to maintain certain financial covenants. In the event of a breach of representation, warranty or agreement, the institution has a security interest in the Company’s assets.

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

On May 19, 2003 we financed $31,395 of Directors and Officers insurance premiums payable in seven monthly installments of $4,540 at an annual percentage rate of 3.68%.

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

The table below describes our contractual obligations as of June 30, 2003 to make future payments under contracts such as debt and lease agreements:

	Payments Due in Fiscal Year
Contractual Obligations	2003	2004	2005
Insurance and Financing Arrangements	$185,724	$3,018	$—
Operating Leases	36,600	6,100	—
Renewable Note	—	400,000	—

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

Item 3.    Controls and procedures

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2003. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the quarterly period covered by this report, there have not been any significant changes in our internal controls over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II:    OTHER INFORMATION

Item 2.    Changes in Securities

Recent Sales of Unregistered Securities

During the second quarter of 2003, the Company issued 75,000 shares of common stock as compensation to our outside Board of Directors. These shares were issued under an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

Item 6.    Exhibits and Reports on Form 8-K

Reports on Form 8-K: None

Exhibits:

31.1	Certificationof Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certificationof Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificationof Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

H.E.R.C. Products, Incorporated (Registrant)

	By:	/s/ Steven Carl
Date: August 14, 2003		S. Steven Carl Chief Executive Officer (Principal Executive Officer)

	By:	/s/ John Talkington
Date: August 14, 2003		John Talkington Chief Financial Officer (Principal Financial and Accounting Officer)