Form 10QSB
period 2003-09-30
H E R C PRODUCTS INC
filed 2003-11-14
CIK 919010

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the Quarterly Period Ended September 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).    YES  ☐     NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at October 1, 2003
Common Stock, $.01 par value	12,365,586

H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

PART 1: FINANCIAL INFORMATION

Item 1: Financial Statements

H.E.R.C. PRODUCTS INCORPORATED A ND SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2003	December 31, 2002
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$18,476	$254,859
Trade accounts receivable, net of allowance for doubtful accounts of $88,540 and $100,996, respectively	268,782	341,503
Inventories	73,472	46,304
Costs of uncompleted contracts	92,930	110,243
Other receivables	491,288	170,203
Prepaid expenses	181,864	47,191

Total Current Assets	1,126,812	970,303

Equipment and Furniture
Equipment and furniture	1,551,158	1,505,129
Less: accumulated depreciation	(1,265,695)	(1,119,917)

Net Property and Equipment	285,463	385,212

Other Assets
Patents, net of accumulated amortization of $135,442 and $121,963, respectively	88,693	102,172
Patents pending	136,506	126,871
Refundable deposits	4,766	9,892

Total Other Assets	229,965	238,935

	$1,642,240	$1,594,450

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$660,600	$312,960
Accrued wages	140,993	48,524
Short term notes payable	439,039	13,189
Accrued waste disposal	114,500	114,500
Other accrued expenses	239,042	222,722

Total Current Liabilities	1,594,174	711,895

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value; authorized 1,000,000 shares;issued and outstanding zero shares	—	—
Common stock, $0.01 par value; authorized 40,000,000 shares; issued and outstanding 12,279,873, and 12,054,843 shares, respectively	122,799	120,549
Additional paid-in capital	14,050,817	14,030,564
Accumulated deficit	(14,125,549)	(13,268,558)

Total Stockholders’ Equity	48,066	882,555

	$1,642,240	$1,594,450

The accompanying notes are an integral part of these consolidated financial statements.

H.E.R.C. PRO DUCTS INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Sales	$1,537,046	$1,770,863	$3,979,453	$4,943,250
Cost of Sales	1,239,196	927,071	2,841,510	2,713,420

Gross Profit	297,850	843,792	1,137,943	2,229,830
Selling Expenses	98,579	123,471	282,008	378,811
General and Administrative Expenses	561,079	762,759	1,636,472	1,943,022

Operating Income (Loss)	(361,808)	(42,438)	(780,537)	(92,003)

Other Income (Expense)
Interest expense	(31,654)	(18,110)	(73,357)	(58,171)
Miscellaneous	(120)	262	(3,098)	225,952

Total Other Income (Expense)	(31,774)	(17,848)	(76,455)	167,781

Net Income (Loss) before Income Taxes	(393,582)	(60,286)	(856,992)	75,778
Income tax provision	—	—	—	—

Net Income (Loss)	$(393,582)	$(60,286)	$(856,992)	$75,778

Net Income (Loss) per Common Share–Basic and Diluted	$(0.03)	$(0.01)	$(0.07)	$0.01

Weighted Average Common Shares Outstanding:
Basic	12,205,422	12,004,872	12,279,873	11,951,905

Diluted	12,205,422	12,004,872	12,279,873	12,025,470

The accompanying notes are an integral part of these consolidated financial statements.

H.E.R.C. PRODUCTS INCORPORATED AND SUBSI DIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash Flows From Operating Activities
Net income (loss)	$(856,992)	$75,778
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	159,257	180,976
Gain on sale of Chlor-Rid® royalty rights	—	(225,000)
Common stock issued for services	22,503	14,000
Bad debt expense	9,553	89,069
Change in working capital components
Trade accounts receivable	63,168	(289,127)
Inventories	(27,168)	(25,679)
Costs of uncompleted contracts	17,313	43,001
Costs and estimated earnings in excess of billings on uncompleted contracts	—	39,707
Other receivables	(321,085)	12,260
Prepaid expenses	(134,673)	170,076
Refundable deposits and other assets	5,126	1,218
Accounts payable	347,640	129,967
Accrued wages and other accrued expenses	108,790	100,669
Customer deposits	—	—

Net cash provided by (used in) operating activities	(606,568)	316,915

Cash Flows From Investing Activities
Purchase of equipment and furniture	(46,030)	(160,707)
Cash received from sale of Chlor-Rid® royalty rights	—	225,000
Expenditures related to patents and patents pending	(9,635)	(14,088)

Net cash provided by (used in) investing activities	(55,665)	50,205

Cash Flows From Financing Activities
Proceeds from issuance of notes payable	799,600	—
Principal payments under notes payable	(373,750)	(321,721)

Net cash provided by (used in) financing activities	425,850	(321,721)

Net increase (decrease) in cash and cash equivalents	(236,383)	45,399
Cash at beginning of period	254,859	75,759

Cash at end of period	$18,476	$121,158

Supplemental Disclosures of Cash Flow Information

Cash paid during the period for interest	$70,622	$58,171
Cash paid during the period for income taxes	$—	$—

Supplemental Schedule of Noncash Investing and Financing Activities

Prepaid insurance financed with note payable	$369,600	$369,114

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2003

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

3. Allowance for Doubtful Accounts

The Company analyzes accounts receivable to determine the ultimate collectibility of those accounts. If information is available to the Company to make a determination that there exists a reasonable probability that an account will not be collectible, the Company creates a reserve for that account at the time of the determination and recognize a related expense. If the account is later collected, the reserve and expense are reversed in the current accounting period. Since the Company must use its best judgment as to which accounts will be collected, there exists the risk that some accounts might not be collected and thus could have a negative impact on the Company’s liquidity and results of operations.

4. Agreement with Factor

The Company has an arrangement for a factoring facility whereby the factor purchases eligible receivables and advances 85% of the purchased amount to the Company. Purchased receivables may not exceed $1,500,000 at any one time. Either party may cancel the arrangement with 30 days notice. At September 30, 2003, there was $1,096,664 of factored receivables ($616,401 at September 30, 2002), of which the Company has received $932,164 from the factor ($523,941 at September 30, 2002). This $932,164 and $8,225 in interest expense ($523,941 and $4,623 at September 30, 2002) are not shown as receivables. This arrangement is accounted for as a sale of receivables on which the factor has recourse to the 15% residual of aggregate receivables purchased and outstanding. Interest payable by the Company to the factor is calculated as a fixed discount fee equal to 0.75% of the amount of the receivable factored plus a variable (1.5% above the institutions base rate, with a minimum of 7%) discount fee computed on the amount advanced to the Company and accruing on the basis of actual days elapsed from the date of the 85% advance until 3 days after collection of such account receivable by the factor at a per annum rate equal to an internal rate set by the factor. The rate at September 30, 2003 was 7%. In connection with this agreement, the Company is required to maintain certain financial covenants. In the event of a breach of representation, warranty or agreement, the institution has a security interest in the Company’s assets.

5. Segment Information

Information by segment for the three months ended and as of September 30, 2003:

	Pipe Cleaning	Tank Cleaning	Industrial Chemical	Corporate	Consolidated
Sales	$762,964	$733,501	$40,581	$—	$1,537,046
Income (loss) from continuing operations	53,721	(39,572)	(23,385)	(384,346)	(393,582)
Total assets	609,927	547,062	42,701	442,550	1,642,240
Depreciation and amortization	32,550	16,381	1,495	14,385	64,811
Capital expenditures	5,352	2,000	—	—	7,352

Information by segment for the three months ended and as of September 30, 2002:

	Pipe Cleaning	Tank Cleaning	Industrial Chemical	Corporate	Consolidated
Sales	$352,779	$1,384,485	$33,599	$—	$1,770,863
Income (loss) from continuing operations	(200,133)	508,870	(28,615)	(340,408)	$(60,286)
Total assets	494,272	919,995	31,764	640,501	$2,086,532
Depreciation and amortization	39,341	18,458	1,643	9,136	$68,578
Capital expenditures	2,050	96,966	—	—	$99,016

Information by segment for the nine months ended and as of September 30, 2002:

	Pipe Cleaning	Tank Cleaning	Industrial Chemical	Corporate	Consolidated
Sales	$1,637,897	$2,154,327	$187,230	$—	$3,979,453
Income (loss) from continuing operations	12,243	172,857	74,172	(1,116,264)	$(856,992)
Total assets	609,927	547,062	42,701	442,550	$1,642,240
Depreciation and amortization	95,817	45,999	4,484	12,957	$159,257
Capital expenditures	37,628	8,402	—	—	$46,030

Information by segment for the nine months ended and as of September 30, 2002:

	Pipe Cleaning	Tank Cleaning	Industrial Chemical	Corporate	Consolidated
Sales	$2,174,887	$2,653,132	$115,231	$—	$4,943,250
Income (loss) from continuing operations	217,021	842,243	139,131	(1,122,617)	75,778
Total assets	494,272	919,995	31,764	640,501	2,086,532
Depreciation and amortization	117,497	31,133	4,928	27,418	180,976
Capital expenditures	52,328	104,221	—	4,158	160,707

Segment profitability is determined before allocation of corporate overhead.

6. Earnings Per Share

A reconciliation of the basic and diluted loss per share (EPS) computation for the three and nine months ended September 30, 2003 and 2002 are as follows:

	Three Months Ended September 30, 2003
	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$(393,582)	12,205,422	$(0.03)

Effect of stock options and warrants	—	—

Diluted EPS	$(393,582)	12,205,422	$(0.03)

	Three Months Ended September 30, 2002
	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$(60,286)	12,004,872	$(0.01)

Effect of stock options and warrants	—	—

Diluted EPS	$(60,286)	12,004,872	$(0.01)

	Nine Months Ended September 30, 2003
	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$(856,992)	12,205,473	$(0.07)

Effect of stock options and warrants	—	—

Diluted EPS	$(856,992)	12,205,473	$(0.07)

	Nine Months Ended September 30, 2002
	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$75,778	11,951,905	$0.01

Effect of stock options and warrants	—	73,565

Diluted EPS	$75,778	12,025,470	$0.01

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

7. Notes Payable

On September 12, 2003, the Company entered into a Promissory Demand Note for $30,000 with the Chief Executive Officer. The proceeds were used to support the working capital needs in the Company’s current operations.

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

9. Income Taxes

The Company was in a consolidated tax loss position for the nine months ended September 30, 2003 and therefore has no current federal income tax expense. Deferred tax assets as of September 30, 2003 arising primarily from loss carry forward benefits have not been recorded because of the uncertainty of realizing such benefits.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward-Looking Statements

Portions of this report describe historical information, such as the 2002 and 2003 operating results, and we believe the descriptions to be accurate. In contrast to describing the past, some statements in this report may be forward-looking, indicating that we believe that events or financial results are likely to occur in the future. These statements typically use words or phrases like “believe,” “expects,” “anticipates,” “estimates,” “will continue” and similar expressions. Statements using those words or similar expressions are intended to identify “forward-looking statements” as that term is used in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include projections of operating results for 2003 and beyond, either concerning a specific segment of our business, or concerning our Company as a whole.

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

Overview

We derive the majority of our revenue from two sources, cleaning vacuum sewer “CHT” systems on U.S. Navy and U.S. Coast Guard vessels and cleaning bilge, fuel, oil, catapult and CHT tanks on ships. A significant portion of the pipe cleaning has been performed pursuant to a new worldwide contract with the U.S. Navy awarded to us together with a non-public company competitor under a “multiple award” on September 30, 2002. This multiple award has subjected us to certain business risks that have caused volatility in our revenue stream and our gross margins. We have also been subject to the deployment and servicing schedules of the U.S. Navy as well as the available maintenance funds in the Navy budget. These factors can cause revenue to change dramatically from one quarter to the next. Additionally, we have been required by our 2002 Portsmouth CHT contract to perform work on different classes of ships. Performing work on different classes of ships can cause our gross margins to vary widely from one quarter to the next because we realize higher gross margins on certain classes of ships than on others. Moreover, we are often asked to perform work on ships outside of the state of Virginia. When we perform work under the 2002 Portsmouth CHT contract outside of the state of Virginia, we incur certain reimbursable travel costs that are included in both revenue and cost of goods sold. These reimbursable travel costs cause gross margins to be lower than the margins that would have otherwise been recognized had the work been performed in Virginia.

The benefit of being publicly held to a small company in today’s financial environment is questionable. The ability of a small company to utilize the public financial markets to raise capital is almost non-existent. The cost of compliance with SEC requirements, especially in light of new requirements as a result of the Sarbanes-Oxley Act of 2002, is high and continues to increase. The requirement of public disclosure of financial cash flow, profitability, capital and debt information, together with statements regarding management business objectives and strategies places us at a comparative competitive disadvantage with numerous similarly situated non-public competitors in our various product and service markets. These factors make it difficult to justify remaining a publicly held company.

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

Results of Operations

Three Months Ended September 30, 2003 Compared with Three Months Ended September 30, 2002

Sales for the three months ended September 30, 2003 were $1,537,046 compared with $1,770,863 during the same period in 2002. Pipe cleaning services accounted for $762,964 during the three months ended September 30, 2003, of which $114,898 was billed under the 2002 Portsmouth CHT contract with the United States Navy. For the three months ended September 30, 2002, pipe cleaning services accounted for $352,779 of which $257,153 was billed under our previous five-year “sole source” 1997 Portsmouth CHT cleaning contract that expired on September 4, 2002. Tank cleaning services totaled $733,501 during the three months ended September 30, 2003 compared with $1,384,485 during the same period in 2002. Industrial chemical sales were $40,581 during the three months ended September 30, 2003 compared with $33,599 during the same period in 2002.

Consolidated sales during the third quarter of 2003 were 13% lower than the same period in 2002. The impact of the war in the Middle East had a significant impact upon our business, since many of the U.S. Navy ships were at sea rather than being in port where maintenance could be performed. In September, our overall business level began to increase. As a result, we expect sales during the fourth quarter to increase, as compared to the third quarter.

Pipe cleaning pursuant to the 2002 Portsmouth CHT contract with the U.S. Navy was 7% of consolidated sales during the three months ended September 30, 2003 compared to 15% of pipe cleaning services under the 1997 Portsmouth CHT contract during the three months ended September 30, 2002.

Sales of pipe cleaning services increased 116% during the three months ended September 30, 2003 compared to the same period in 2002. Sales of tank cleaning services decreased 47% during the three months ended September 30, 2003 compared to the same period in 2002. The increase in pipe cleaning revenue reflects a volume increase over the prior period resulting from the award of the 2002 Portsmouth CHT contract and the reduced volume of third quarter 2002 task orders under our 1997 Portsmouth CHT contract that expired on September 4, 2002. The Navy significantly decreased the volume of task orders in the third quarter of 2002 while anticipating the new solicitation award of the 2002 Portsmouth CHT contract. The decline in tank cleaning services was due largely to the overall decrease in the volume of marine business with the U.S. Navy as a result of deployments related to operations involving the Middle East.

Sales from tank cleaning during the third quarter of 2003 were 4% less than sales from pipe cleaning. Our continued efforts to diversify our revenue base in marine vessel pipe and tank cleaning with our primary customer are being achieved. However, we continue to depend on the availability of our primary customer for both pipe cleaning and tank cleaning services.

Consolidated gross margins were 19% during the three months ended September 30, 2003 compared with 48% during the same period in 2002. Fewer U.S. Navy ships being in port and available for maintenance resulted in a significant increase in the competitiveness for both pipe and tank cleaning services during the third quarter of 2003. This situation had a significant effect on both sales and margins during the three months ended September 30, 2003. We anticipate that future gross margins from pipe cleaning and tank cleaning will fluctuate with changes in revenue mix and certain operational factors.

Performing pipe-cleaning services on different classes of ships in various ports of service can cause our gross margins to vary widely from one quarter to the next because we generate higher gross margins on certain classes of ships and certain ports of service than we do on others. Margins are impacted due to the fact we receive service awards under various government contracts either directly with the Navy or through subcontracts with shipyards, all of which are subject to differing contract pricing limitations and factors of competition in the award markets. Additionally, when we perform work under the 2002 Portsmouth CHT contract outside of the state of Virginia, we incur certain reimbursable travel costs that are included in both revenue and cost of goods sold. These reimbursable travel costs cause gross margins to be lower than the margins that would have otherwise been recognized had the work been performed in Virginia.

Gross profit decreased to $297,850 during the three months ended September 30, 2003 from $843,792 during the same period in 2002. The drop in sales and the margin pressures that we experienced during the third quarter of 2003 contributed significantly to this decline. Decreased profit margins in pipe cleaning services have resulted from competition on task orders issued under the multiple award of the 2002 Portsmouth CHT contract in contrast to our sole source award of the 1997 Portsmouth CHT contract that expired on September 4, 2002. Decreased profit margins in the tank cleaning services were due to price-cutting among tank cleaning competitors for shipyard subcontract awards as a result of lack of business volume preceding the return of Navy vessels from overseas deployments associated with operations in the Middle East.

Total selling, general and administrative expenses during the three months ended September 30, 2003 declined to $659,658 from $886,230 during the same period in 2002. Selling expenses decreased to $98,579 during the three months ended September 30, 2003 from $123,471 during the same period in 2002, while general and administrative expenses decreased to $561,079 for the three months ended September 30, 2003 from $762,759 during the same period in 2002. The decrease in selling expenses was primarily the result of one less sales person and related marketing expenses. The decrease in general and administrative expenses resulted from lower headcount and legal and professional expenses, partially offset by increases in travel and corporate insurance, primarily.

For the three months ended September 30, 2003, we incurred a net loss of $393,582, compared to net loss of $60,286 during the same period in 2002. The net loss of 2002 includes a $225,000 one time gain on the sale of all remaining retained royalty rights associated with the Chlor*Rid patent previously sold and assigned to Chlor*Rid International, Inc. in 1998. The retained royalty rights sold in 2002 had no associated cost basis as the Chlor*Rid patent asset was removed from our balance sheet pursuant to the sale of the patent in 1998.

Nine Months Ended September 30, 2003 Compared with Nine Months Ended September 30, 2002,

Sales for the nine months ended September 30, 2003 were $3,979,453 compared with $4,943,250 during the same period in 2002. Pipe cleaning services accounted for $1,637,897 during the nine months ended September 30, 2003, of which $656,181 was billed under the 2002 Portsmouth CHT contract with the United States Navy. For the nine months ended September 30, 2002, pipe cleaning services accounted for $2,174,887 of which $1,744,211 was billed under the 1997 Portsmouth CHT contract. Tank cleaning services totaled $2,154,327 during the nine months ended September 30, 2003 compared with $2,653,132 during the same period in 2002. Industrial chemical sales were $187,230 during the nine months ended September 30, 2003 compared with $115,231 during the same period in 2002.

Consolidated sales during the first nine months of 2003 were 19% lower than the same period in 2002, primarily as result of the expiration of the sole source 1997 Portsmouth CHT contract and international military commitments of our primary customer. The impact of the war in the Middle East had a significant impact upon our business, since many of the U.S. Navy ships were at sea rather than being in port where maintenance could be performed. In September, our overall business level began to increase. As a result, we expect sales during the last quarter of the year to increase, as compared to the first nine months.

Pipe cleaning pursuant to the multiple award 2002 Portsmouth CHT contract with the U.S. Navy was 16% of consolidated sales during the nine months ended September 30, 2003 compared to 35% during the nine months ended September 30, 2002 under the sole source 1997 Portsmouth CHT contract. Our continued efforts to diversify our revenue base between pipe cleaning and tank cleaning services are being achieved, although competition within both markets has increased significantly.

Sales of pipe cleaning services decreased 25% during the nine months ended September 30, 2003 compared to the same period in 2002. The decrease in pipe cleaning revenue reflects an increased competitiveness resulting from the dual sourcing of our 2002 Portsmouth CHT contract and fewer U.S. Navy and U.S. Coast Guard vessels being in port. Sales of tank cleaning services decreased 19% during the nine months ended September 30, 2003 compared to the same period in 2002, largely due to aggressive pricing competition for new business after the U.S. Navy’s fleet return from overseas deployment in the Middle East. Sales of industrial chemicals increased 62% during the nine months ended September 30, 2003 compared to the same period in 2002 as a result of increased marketing efforts and product demand.

Consolidated gross margin was 29% during the nine months ended September 30, 2003 compared with 45% during the same period in 2002. Fewer U.S. Navy ships being in port and available for maintenance resulted in a significant increase in the competitiveness for both pipe and tank cleaning services during the first three quarters of 2003. This situation had a significant effect on both sales and margins during the nine months ended September 30, 2003. We anticipate that future gross margins from pipe cleaning and tank cleaning will fluctuate with changes in revenue mix and certain operational factors.

Gross profit decreased to $1,137,943 during the nine months ended September 30, 2003 from $2,229,830 during the same period in 2002. The drop in sales and the margin pressures that we experienced during the third quarter of 2003 contributed significantly to this decline. Decreased profit margins in pipe cleaning services have resulted from competition on task orders issued under the multiple award of the 2002 Portsmouth CHT contract in contrast to our sole source award of the 1997 Portsmouth CHT contract that expired on September 4, 2002. Decreased profit margins in the tank cleaning services were due to price-cutting among tank cleaning competitors for shipyard subcontract awards as a response to lack of business volume preceding the return of Navy vessels from overseas deployments associated with operations in the Middle East.

Total selling, general and administrative expenses during the nine months ended September 30, 2003 declined to $1,918,480 from $2,321,833 during the same period in 2002. Selling expenses decreased to $282,008 during the nine months ended September 30, 2003 from $378,811 during the same period in 2002, while general and administrative expenses decreased to $1,636,472 for the nine months ended September 30, 2003 from $1,943,022 during the same period in 2002. The decrease in selling expenses was primarily the result of one less sales person and related marketing expenses. The general and administrative expense reduction resulted from lower headcount and legal and professional expenses, offset partially by increases in corporate insurance and travel, primarily.

For the nine months ended September 30, 2003, we incurred a net loss of $856,992 compared to a net profit of $75,778 for the same time period in 2002. The 2002 net profit includes a one-time gain of $225,000 from the sale of retained royalty rights associated with the Chlor*Rid patent previously sold and assigned to Chlor*Rid International, Inc. in 1998. The retained royalty rights sold in 2002 had no associated cost basis as the Chlor*Rid patent asset was removed from our balance sheet pursuant to the sale of the patent in 1998.

Liquidity and Capital Resources

We have historically relied primarily on our internally generated operating cash flow and our factoring arrangement to fund our operations and our business. Due to revenue constraints associated with the Navy deployment in the Middle East, during the first three quarters of 2003 we primarily relied on the $400,000 and $30,000 notes from related parties in addition to our factoring arrangement to fund our operations and business. While we currently contract with a few major customers responsible for a large percentage of our revenue and anticipate the high concentration levels to continue, we expect to return to internally generated operating cash flow and our factoring arrangement to fund our operations. Thus, any material delay, cancellation or reduction of orders from these customers, such as that experienced during the Navy deployment to the Middle East, could have a material adverse effect on our liquidity and operations. We expect that our liquidity position will improve during the fourth quarter after we incur additional costs of securing, training and transporting the workforce necessary for the increased business activity during the third quarter of 2003 as a result of the return of Navy ships from overseas deployment. This increase in volume of Navy ship pipe and tank cleaning work experienced during the third quarter is expected to continue into the fourth quarter with revenue recognition on work commenced in the third quarter and completed in the fourth quarter. We implemented cost cutting measures and workforce reductions in executive and administrative personnel during the third quarter due to the decreased business activity and consequential cash flow constraints associated with the Navy deployment during the first six months of 2003. Executive personnel reductions included the position of Chief Financial Officer. Our Chief Executive Officer is now serving as the Acting Chief Financial Officer.

Cash was $18,476 at September 30, 2003 and $254,859 at December 31, 2002, while working capital was $(467,362) and $258,408 on those respective dates. The decrease in cash and working capital is primarily the result of our net loss, offset by the additional financings.

The impact of the war in the Middle East had a significant impact upon our cash and working capital position at September 30, 2003, since many of the U.S. Navy ships were at sea rather than being in port where maintenance could be performed. In September, our overall business level began to increase. As a result, we expect our cash and working capital situation during the last quarter of the year to increase, as compared to the first nine months.

We have an arrangement for a factoring facility whereby the factor purchases eligible receivables and advances 85% of the purchased amount to us. Purchased receivables may not exceed $1,500,000 at any one time. Either party may cancel the arrangement with 30 days notice. At September 30, 2003, there was $1,096,664 of factored receivables ($616,401 at September 30, 2002), of which we received $932,164 from the factor ($523,941 at September 30, 2002). This $932,164 and $8,225 in interest expense ($523,941 and $4,623 at September 30, 2002) are not shown as receivables. This arrangement is accounted for as a sale of receivables on which the factor has recourse to the 15% residual of aggregate receivables purchased and outstanding. Interest payable by to the factor is calculated as a fixed discount fee equal to 0.75% of the amount of the receivable factored plus a variable (1.5% above the institutions base rate, with a minimum of 7%) discount fee computed on the amount advanced to us and accruing on the basis of actual days elapsed from the date of the 85% advance until 3 days after collection of such account receivable by the factor at a per annum rate equal to an internal rate set by the factor. The rate at September 30, 2003 was 7%. In connection with this agreement, we are required to maintain certain financial covenants. In the event of a breach of representation, warranty or agreement, the institution has a security interest in our assets.

On January 15, 2003 we financed $338,205 of corporate insurance premiums payable in nine monthly installments of $38,157 at an annual percentage rate of 3.68%.

On February 27, 2003 we entered into a one-year renewable Interest Only Non-Recourse Promissory Note and Security Agreement for $400,000 with one of our Directors. Interest is at a stated rate of 8% per annum payable monthly. The maturity date of the principal obligation is one year from the date of the note. The note can be renewed at the end of the original term by the mutual agreement of both parties. The parties have entered into discussions regarding an extension of time to pay the principal obligation by renewal. The proceeds were used to expand our CHT and tank cleaning business on the West Coast and support working capital needs in our current operations.

On May 19, 2003 we financed $31,395 of Directors and Officers insurance premiums payable in seven monthly installments of $4,540 at an annual percentage rate of 3.68%.

On September 12, 2003, we entered into a Promissory Demand Note for $30,000 with the Chief Executive Officer on a non-recourse basis without pledge of a security interest. Interest is at a stated rate of 8% per annum payable on demand. The principal obligation is payable on demand. The proceeds were used to support the working capital needs in our current operations.

The table below describes our contractual obligations as of September 30, 2003 to make future payments under contracts such as debt and lease agreements:

	Payments Due in Fiscal Year
Contractual Obligations	2003	2004	2005
Insurance and Financing Agreements	$54,705	$1,509	$—
Capital Lease Obligations	—	—	—
Operating Leases	18,300	6,100	—
Renewable Note and Demand Note	—	430,000	—

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

We have evaluated, with the participation of our Chief Executive Officer who is the Acting Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2003. Based on this evaluation, he has concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the quarterly period covered by this report, there have not been any significant changes in our internal controls over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 2.	Changes in Securities

Recent Sales of Unregistered Securities

During the third quarter of 2003, we issued 75,000 shares of common stock as compensation to our outside Board of Directors. These shares were issued under an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

Item 6.	Exhibits and Reports on Form 8-K

Reports on Form 8-K: None

Exhibits:

10.21	Promissory Demand Note for $30,000 dated September 12, 2003.

31.1	Certification of Chief Executive Officer and acting Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Financial Officer and acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

H.E.R.C. Products, Incorporated (Registrant)

Date:	November 14, 2003	By:	/s/ S. Steven Carl

S. Steven Carl Chief Executive Officer (Principal Executive Officer) and Acting Chief Financial Officer (Principal Financial Officer)