Form 10KSB
period 2003-12-31
H E R C PRODUCTS INC
filed 2004-04-27
CIK 919010

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:
                   For the Fiscal Year Ended December 31, 2003
                         Commission File Number 1-13012

                        H.E.R.C.  PRODUCTS  INCORPORATED
                        --------------------------------
                 (Name of small business issuer in its charter)
                            DELAWARE               86-0570800
                            --------               ----------
     (State  or  other  jurisdiction of     (IRS Employer Identification Number)
     incorporation  or  organization)

          1420  COLUMBUS  AVENUE,  PORTSMOUTH,  VA  23704   (757)  393-0002
          -----------------------------------------------------------------
    (Address, including zip code, and telephone number, including area code, of issuer's executive offices)

           Securities registered pursuant to Section 12(b) of the Exchange Act:
                                                                      Name of each exchange
Title of each class. . . . . . . . . . . . . . . . . . . . . . . . .  on which registered
--------------------------------------------------------------------  ---------------------
COMMON STOCK, $.01 PAR VALUE . . . . . . . . . . . . . . . . . . . .  BOSTON STOCK EXCHANGE
--------------------------------------------------------------------  ---------------------

Securities registered pursuant to Section 12(g) of the Exchange Act: NONE
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ] Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State  issuer's  revenue  for  its  most  recent  fiscal  year.  $5,838,088
As of March 5, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant (6,592,129 shares) was $527,370 based on the closing market price of the Common Stock on such date as reported by the NASD Over-The-Counter Bulletin Board, or OTCBB, of $0.08. For the purposes of this calculation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 5, 2004, there were 12,365,586 shares of Common Stock issued and outstanding.

Documents  Incorporated  by  Reference:  None

                         H.E.R.C. PRODUCTS INCORPORATED
                          ANNUAL REPORT ON FORM 10-KSB
                       FISCAL YEAR ENDED DECEMBER 31, 2003

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART  I
ITEM  1.     DESCRIPTION  OF  BUSINESS                                        2
ITEM  2.     DESCRIPTION  OF  PROPERTY                                       10
ITEM  3.     LEGAL  PROCEEDINGS                                              11
ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
                                                                             11

PART  II
ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS
                                                                             12
ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS                         13
ITEM  7.     FINANCIAL  STATEMENTS                                           18
ITEM  8.     CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
             ACCOUNTING  AND  FINANCIAL  DISCLOSURE                          18
ITEM  8A.    CONTROLS  AND  PROCEDURES                                       18

PART  III
ITEM  9.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT        19
ITEM  10.    EXECUTIVE  COMPENSATION                                         20
ITEM  11.    SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
             MANAGEMENT  AND  RELATED  STOCKHOLDER  MATTERS                  24
ITEM  12.    CERTAIN  RELATIONSHIPS AND RELATED TRANSACTIONS                 24
ITEM  13.    EXHIBITS,  LIST  AND  REPORTS  ON  FORM  8-K                    25
ITEM  14.    PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES
SIGNATURES                                                                   28
INDEX  TO  CONSOLIDATED  FINANCIAL  STATEMENTS                              F-1

            ________________________________________________________

                 STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     The statements contained in this report on Form 10-KSB that are not purely historical are forward-looking statements within the meaning of the securities laws. These statements typically use words or phrases like "believe," "expects," "anticipates," "estimates," "will continue" and similar expressions.

Actual results, however, may be materially different from the results projected in the forward-looking statements, due to a variety of risks and uncertainties. These risks and uncertainties include those set forth in Item 1, "Description of Business-Risk Factors," in Item 6, "Management's Discussion and Analysis," and elsewhere in this report.

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

                                     PART I

ITEM  1.     DESCRIPTION  OF  BUSINESS

OUR  COMPANY

     We provide chemical cleaning services for water pipe systems, waste water systems, cooling towers and HVAC systems, tanks and boilers, and other water-based and industrial chemical process systems using our proprietary line of specialty chemical products and chemical cleaning processes. We use our patented and proprietary chemical products and chemical cleaning processes to remove scale and corrosion from pipeline systems, water systems, and surfaces. Chemical cleaning service markets are the main source of our revenue, which include municipal, industrial, governmental, commercial, and other customers serviced directly and through strategic marketing alliances. Our largest customer is currently the U.S. Navy. We provide chemical cleaning services for pipe systems and tanks on U.S. Navy and U.S. Coast Guard vessels.

We derive the majority of our revenue from two sources, cleaning sewer, "CHT", systems on U.S. Navy and U.S. Coast Guard vessels (pipe cleaning) and cleaning bilge, fuel, oil, catapult and CHT tanks on ships (tank cleaning). We have been particularly subject to the deployment and servicing schedules of the U.S. Navy as well as the available maintenance funds in the Navy budget. The impact of the Navy deployment to the Middle East in support of the Afghanistan and Iraq military engagements in the first three quarters of 2003 significantly reduced the availability of ships in port for maintenance and consequently our service opportunities with our primary customer. We have experienced increased service opportunities with our largest customer beginning in the fourth quarter of 2003 and the first quarter of 2004 after the return of much of the Navy fleet from these extended deployments.

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

Our chemical products and chemical cleaning processes were developed to provide a more cost effective and efficient means of cleaning pipe systems in contrast to replacement, mechanical scraping, pigging, hydro blasting, or other pipe cleaning methods. Additionally, our chemical products and chemical cleaning processes are safer than many other chemical cleaning methods. Our chemical products include the following:

- Pipe-Klean and Well-Klean, which remove encrustation from water pumping and distribution systems;

- Compound 360 and Compound 400 which clean and maintain cooling and other water treatment systems; and

- Line-Out which cleans drip irrigation systems and removes salt from soil surfaces.

We also sell private label chemical products utilizing our patented and proprietary formulations or products complementary to our formulations for key customers.

Our company was incorporated in Arizona in December 1986 and re-incorporated in Delaware in May 1994. Our executive offices, service operations, warehouse and manufacturing facility for our chemical products relocated in 2003 to 1420 Columbus Avenue, Portsmouth, Virginia and our telephone number there is (757) 393-0002. Our new west coast offices, service operations, and warehouse facility for our chemical products was established in January 2004 at 155 West 55th Street, Suite C, National City, California and our telephone number in that office is (619) 427-0776.

Our website is located at www.hercprod.com. Through our website, we make available free of charge our annual report on Form 10-KSB, our quarterly reports on Form 10-QSB, our current reports on From 8-K, our proxy statements, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports are available as soon as reasonably practicable after we electronically file those reports with the Securities and Exchange Commission. We will provide to any person without charge, upon request, charters of our Audit Committee and Nominating/Corporate Governance Committee; our Code of Business Conduct and Ethics, and Code of Ethics for the CEO and Senior Financial Officers, and any amendments or waivers thereto; and any other corporate governance materials contemplated by SEC or applicable regulations. To request a copy of these documents, you may contact our corporate secretary at our principal executive offices.


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


TANK  CLEANING

     In February 2001, we acquired the operating assets of a Norfolk area marine tank cleaning company to add to our marine and land based water and waste water system cleaning services. We provide marine tank cleaning services to U.S. Navy and Coast Guard vessels through our agreements with private shipyards and ship repair companies, and through a subcontract under a SupShip tank and bilge cleaning agreement renewable annually to 2005. We clean fuel, oil, bilge, catapult, and CHT tanks.


PIPE  CLEANING

Overview

     In the pipe cleaning segment of our business, we derive the majority of our revenue from chemical cleaning of marine CHT systems on U.S. Navy and U.S. Coast Guard vessels. Since we commenced CHT cleaning in 1997 and tank cleaning in 2000, our most profitable operations have been in these marine related markets despite reduced availability of ships in port available for maintenance as a result of U.S. Navy deployment to the Middle East for most of 2003. Our increased service opportunities with our largest customer increased after the return of much of the Navy fleet from these extended Middle East deployments in the fourth quarter of 2003 demonstrate the long-term demand and customer satisfaction for these services. Our non-marine pipe cleaning services have relied to a significant degree on the cash generated from these marine related service markets and have yet to demonstrate positive cash flow apart from marine services. In view of this experience, we intend to reduce our marketing and sales support efforts in non-marine related services operations in favor of expanding these non-marine services through patent licensing to third parties.

While we will continue to support non-marine service operations to satisfy licensee requirements and customer demands for these services, we intend to expand our marketing and sales efforts in the marine services aspect of our pipe cleaning business.

Marine  Services

     Our marine applications focus on the cleaning of water and waste water pipe systems on ships including CHT, tank, fire main, and countermeasure washdown systems. For example, the waste systems aboard most marine vessels develop a scale in the pipe interiors that requires cleaning approximately once every 12-18 months. The principal customers of the pipe cleaning division are the U.S. Coast Guard and the U.S. Navy. Following on our five year CHT contract awarded solely to us by the U.S. Navy-Supervisor of Shipbuilding, or SupShip, office in Portsmouth, Virginia, on September 20, 2002 we were awarded a new worldwide five-year agreement with SupShip which expires during September 2007. Of all the firms responding to the Navy solicitation, two awards were made. Under this agreement, we clean pipe systems on board ships for indefinite quantities of chemical cleaning services at fixed prices. SupShip offices of the Atlantic and Pacific Fleets and the maintenance office of the United States Coast Guard use this worldwide CHT contract.

To supplement our worldwide 2002 CHT contract, we utilize a five-year General Service Administration service supply contract issued in December of 2000 for delivery of marine services on a worldwide basis. This GSA service supply contract allows the U. S. Navy and U.S. Coast Guard to access our marine services as an alternative contract source of procurement to our CHT contract, giving marine services procurement officers another contract option to use our Company's services.

In order to meet the requirements of the worldwide CHT contract and the GSA service contract, we have located an office in Portsmouth, Virginia and in a new National City, California office, near the port in San Diego, to expand our ability to offer pipe-cleaning services to the Atlantic Fleet, Pacific Fleet, Western United States Coast Guard, and other east and west coast customers and have deployed cleaning units for service in Puget Sound, Hawaii, Japan, Guam, and Egypt.

Fire  Protection

     We patented our proprietary process method for chemically cleaning fire protection systems in 2000. Since then, we have chemically cleaned multiple fire protection systems for several customers in several industries. We believe that our company has a significant advantage in securing fire protection system chemical cleaning work because we have patents that cover the process of chemically cleaning and passivating a fire protection system.

The fire protection industry is in the beginning stages of learning how to diagnose and treat the problem of microbiologically influenced corrosion, or MIC, in fire sprinkler systems. Sprinkler systems across the United States and abroad have been found to have severe internal corrosion resulting from MIC and are not achieving required operational levels. As a result of increased awareness of MIC by the fire protection industry, the American and National Fire Sprinkler Associations have recognized our method for cleaning and passivating fire protection systems. We continue to pursue certification by Factory Mutual and IRI-Hartford Steam Boiler, two of the major insurers of fire protection systems, in order to more aggressively market our services to this segment of the water pipe system market.

The market for fire protection system pipe cleaning could grow rapidly if insurance companies or governmental regulation were to require building owners to maintain properly functioning fire protection systems inside their buildings. We continue to consult with members of the industry on the development of fire protection system operational maintenance standards. In addition to fire protection system performance problems, MIC causes minute leaks in water pipes, which results in damage to the building structure, equipment, and business inventory contents. To avoid operational problems and water damage, we offer fire protection system assessment services which include the following:

-     internal  fire  system  pipe  inspection  and  video;
-     water  content  analysis;
-     scale  content  analysis;  and
-     recommended  remediation  method.

Potable  Water

     Underground potable waterlines represent another market in which we offer our patented water pipe system cleaning services. We have numerous product and method patents covering the process of chemically cleaning potable water distribution systems. In addition, our chemical products have been tested and certified by the NSF for use as water well cleaning and pipe cleaning aids in drinking water systems. NSF standards were developed under the authority of the EPA to establish minimum requirements for the control of potential adverse human health effects from products used in drinking water systems. Many states have enacted these and similar standards.

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

Public and private water infrastructure capital and maintenance funding may serve to create large markets for system rehabilitation in the future. The practical need for underground water distribution system cleaning and passivation is growing worldwide, and the U.S. Congress is beginning to budget and fund water distribution rehabilitation programs administered through the EPA. We believe our core process patents directly address this practical need with a more efficient, more economical, and less intrusive method of remediation than traditional methods.

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

Line Out cleans drip irrigation systems and removes salt from soils in the root zone of turf grasses on golf courses. Drip systems become clogged with scale over time and require regular maintenance in order to continue to perform. The use of high salt content water by golf courses for irrigation has caused the need for a product to remove salt from the turf root zone. We believe our Line Out product provides a superior method of cleaning while improving water distribution. We manufacture Line Out as a private labeled product called Deliminate for golf courses in the United States.

Chlor*Rid is a product developed from one of our core formulas to remove salt from surfaces prior to the application of high performance paints or coatings. During 1998, we sold a 50% interest in our patent covering this application to Chlor*Rid International. We sold our remaining 50% interest in 2002, and Chlor*Rid became the sole owner of Chlor*Rid. Under the sales agreement, we retain royalties on future sales for the life of the patent, which is approximately 12 years.

We sell process water products primarily under the trade name Compound 360. These products de-scale and maintain many types of process water systems, including cooling towers, heat exchangers, and condensers. During 1999, we entered into agreements with DuPont under which we manufacture private labeled products for DuPont using our formulas. In addition to realizing the gross profit from the manufacturing of the product, we receive royalties on the sales of the defined product. We may also market our products to the same customers and can use Dupont's name in certain marketing representations.


MARKETING  AND  DISTRIBUTION

     We market our products and services through our marketing and sales staff, independent distributors, sales representatives, strategic partnerships, and licensing and marketing agreements. While we generate most of our revenue from relatively few customers, we expect the high concentration levels to lessen in the future as we expand the menu of marine services we provide to our existing customers through multiple governmental procurement contract vehicles and private contracting, and by licensing both our marine and land-based pipe cleaning technologies to third-parties. Nonetheless, any material delay, cancellation, or reduction of orders from these customers due to lack of opportunity to perform routine maintenance on marine vessels out of port on extended military deployments in the future or other factors could have a material adverse effect on our results of operations and financial position.

Licensing our technologies to third parties allows us to expand our service opportunities in both domestic and foreign marine and land-based pipe cleaning markets while minimizing our operating business risks for associated marketing and labor costs otherwise required to service these markets. In October 2003, we granted a five-year exclusive license to a Canadian company for the cleaning of municipal potable distribution systems, municipal waste water treatment process and pipe systems, commercial, institutional and industrial piping infrastructure and facilities, and water well rehabilitation in the Canadian provinces of Ontario, Quebec, New Brunswick, Newfoundland, Nova Scotia, and Prince Edward Island. During January 2004, we granted a five-year exclusive license to Seiwa Pro, Ltd. of Osaka, Japan to use substantially all of our chemical cleaning patents and technology to clean marine ship piping systems, municipal potable distribution systems, commercial, institutional and industrial infrastructure and facilities piping, water well rehabilitation, and fire protection sprinkler systems in Japan, China, Taiwan, Korea, Singapore and Malaysia. The license agreement provides that Seiwa will pay us royalties at rates designated in the agreement ranging from 3 to 10% of sales, with such royalty percentage rates decreasing as sales volume increases. Seiwa will prepay royalties of $500,000 net of treaty withholding taxes of $50,000, in two equal installments of $225,000. The first installment was due and paid during January 2004, and accrues interest credited for the benefit of Seiwa as additional prepaid royalty at the rate of 2.25% per annum. The second installment is due and payable during July 2004, and once paid, the total prepaid royalty will accrue interest as additional prepaid royalty at a rate of 4.5% per annum. Any interest accrued on the prepaid royalty will increase the amount of the prepaid royalty as additional consideration for the use of the prepaid royalty advanced. The agreement requires Seiwa to meet minimum royalties of $50,000 in 2005 and $100,000 in each of 2006, 2007, and 2008. If, at the end of the primary term, there is any remaining prepaid royalty balance after application of credit for minimum royalties, we will repay to Seiwa the balance plus accrued interest. In the event the parties agree on applicable terms, we may permit Seiwa to convert any unearned prepaid royalty balance we owe them into shares of our common stock. In addition to these licenses, we continue negotiations with other potential foreign and domestic licensee prospects for use of patented and proprietary technologies.


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

We compete principally on the basis of our methodology, ease of use, price, and environmental impact. We also strive to secure strategic relationships with established companies. We have patent protection for certain of our chemicals and processes, and we are seeking to expand our patent protection by making new applications with respect to our proprietary products and technologies in order to provide a diverse product and service offering.


MANUFACTURING  AND  SUPPLIES

     We formulate and package our industrial products at our plant in Portsmouth, Virginia. We generally do not maintain long-term supply agreements with our suppliers, and we purchase raw materials pursuant to purchase orders or short-term contracts in the ordinary course of business. We believe that the raw materials and other supplies are available from a variety of sources and that there are numerous companies available to formulate and package our products.


PATENT  AND  TRADEMARK  PROTECTION

     We  rely  on  patent  protection,  including  the  following:

- a series of U.S. patents for the use of our Pipe-Klean technology in the cleaning of potable water distribution and fire protection systems;
- a U.S. patent on the mobile re-circulation units employed in the pipe cleaning process; and
- a series of U.S. patents on the core chemical technology used for pipe cleaning and industrial water applications.

We received a Notice of Allowance for our basic pipe-cleaning patents from the association of European countries and applied for these patents throughout Europe, the Far East, Australia, and Brazil during 1999 and 2000. Additionally, U.S. Patent applications for Methods of Pipe Cleaning and improvements on the basic method were issued to by us during 1999 and 2000. In 2002, we filed an application for chemical pipe cleaning of certain systems on military marine vessels. The marks h.e.r.c., Well-Klean, Pipe-Klean, and Line-out are registered trademarks of our company.

There can be no assurance that any patents applied for will be obtained. Moreover, there can be no assurance that any of the patents will afford our company commercially significant protection of our technology or that we will have adequate resources to enforce our patents. We believe that our company has independently developed its proprietary technologies and that these technologies do not infringe the proprietary rights of others. We have received no claims of infringement concerning our patented or proprietary processes and products, although it is possible that infringement of existing or future patents or proprietary rights may occur.

Our company relies on proprietary know-how and confidential information and employs various methods to protect the processes, concepts, ideas, and documentation associated with our technology. However, such methods may not afford complete protection, and others may independently develop such processes, concepts, ideas, and documentation. Although we require all of our employees to sign confidentiality agreements and covenants not to compete, we may not be able to protect our trade secrets, and other companies may acquire information that we consider to be proprietary.


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

Some of our products require the use of a chemical that is classified under applicable laws as a corrosive chemical and substance, and our use of these chemicals and substances may subject us to environmental liability. The use of certain chemicals contained in our products is subject to frequently changing federal, state, and local laws and substantial regulation under these laws by governmental agencies, including the EPA, the Occupational Health and Safety Administration, various state agencies, and county and local authorities acting in conjunction with federal and state authorities. Among other matters, these regulatory bodies impose requirements

-     to  control  air,  soil  and  water  pollution;
- to protect against occupational exposure to such chemicals, including health and safety risks; and
- to require notification of the storage, use, and release of certain corrosive chemicals and substances.

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

Advertising relating to our products is subject to the review of the Federal Trade Commission and state agencies pursuant to their general authority to monitor and prevent unfair or deceptive trade practices. In addition, the Consumer Products Safety Commission regulates the labeling of our products.


RESEARCH  AND  DEVELOPMENT

     We estimate that we incurred approximately $20,000 during fiscal 2003 and $10,000 during fiscal 2002 on research and development activities related to improving our cleaning methodologies. A focus of our recent research and development has been to support the expansion of our patent protected processes and methods into the marine services market, thereby increasing our service opportunities with our primary customers. In 2002, a new application was filed for chemical cleaning of certain military marine vessel systems.

In January 2004, we entered into a joint development agreement for the further development of our HERC-KOAT technology for post-cleaning water pipe surface coating. Our development associate paid us $25,000 for the right and obligation to fund further develop the existing technology to a stage capable of filing a patent application with the United States Patent and Trade Office. Any potential patent granted would be jointly owned. Prior to the filing of a patent application, either party may terminate the agreement with the consent of the other party. In the event of agreed termination, the party desiring the technology shall obtain from the other assignment of all right and title to the technology in exchange for repayment of all development costs incurred by the assigning party.


EMPLOYEES

     As of March 5, 2004, we had 70 employees. Two of our employees are executive officers, 60 are engaged in field operations and production, four are in administration, and four are in marketing and sales. None of our employees are covered by a collective bargaining agreement with us. We believe that our relationship with our employees is good.

SEASONALITY

     Sales of specialty chemical products and certain chemical cleaning services are seasonal in the Snow Belt regions of the United States. Sales to our primary customers, the U.S. Navy and the U.S. Coast Guard, and the private shipyard customers who prime contract with them, are not subject to seasonal variations.


RISK FACTORS

     The following factors, in addition to those discussed elsewhere in this report, should be carefully considered in evaluating our business.
OUR COMPANY HAS NOT RECENTLY BEEN PROFITABLE, MAY NEED FINANCING IN THE FUTURE, DOES NOT HAVE COMMITTED SOURCES OF FINANCING APART FROM OUR FACTORING ARRANGEMENT, AND CONTINUES TO FACE SIGNIFICANT CONSTRAINTS ON CASH FLOW AND LIQUIDITY THAT MAY AFFECT OUR OPERATIONS.

Our company has not been profitable in recent years. If our company is not profitable in the future for an extended period of time, it will require additional financing to cover operating expenses. Also, any major capital expenditures or the need for capital to finance growth may require capital from independent financing sources. Our company does not have any accumulated retained earnings to fund cash flow deficits and significant capital requirements. Other than our factoring arrangement and debt financing from affiliates, we do not have any specifically identified sources for future financing requirements.

We may need additional sources of financing in order to carry on our operations as presently conducted. Any financing will likely include short-term debt borrowings from affiliates. We cannot assure you that such additional sources of financing will be available on acceptable terms, if at all. If additional financing is not available to us, we will have to implement additional measures to conserve cash and reduce costs, which may include, among other things, making additional cost reductions, and reducing the scale of marketing and sales expenses in certain unprofitable operations. However, we cannot assure you that such measures will be successful. Our failure to raise required additional funds would adversely affect our ability to:

-     maintain,  develop,  or  enhance  our  service  offerings;
-     take  advantage  of  future  opportunities;
-     respond  to  competitive  pressures;
-     continue  operations;
-     acquire  and  retain  a  chief  financial  officer;  or
-     maintain  our  status  as  a  publicly  traded  company

DURING FISCAL 2003, THE U.S. NAVY ACCOUNTED FOR 15% OF OUR REVENUE; METRO MACHINE ACCOUNTED FOR 12% OF OUR REVENUE; MHI ACCOUNTED FOR 10% OF OUR REVENUE; AND EARL INDUSTRIES ACCOUNTED FOR 21% OF OUR REVENUE.

The loss of all or a substantial portion of the business from any of these customers could result in a material adverse effect on our revenue and results of operations. Our GSA services contract extends through November, 2005, and our CHT chemical pipe cleaning agreement with the U.S. Navy currently extends through September 2007. If the U.S. Navy cuts back on the procurement of our services for an extended length of time, we may not be able to replace this customer in a timely enough fashion. While we do not have a long-term contract with Earl Industries, a prime contractor for ship repair and maintenance services with the U.S. Navy in the Norfolk, Virginia port area, we continue to obtain competitively bid subcontract purchase orders from Earl Industries under their prime contracts with the Navy.

Long-term deployments of the fleet in 2003 significantly reduced the availability of Navy ships for routine maintenance, including our marine services during that period. The impact of significant long-term military naval deployments have had and could have a significant impact upon our business since many of the U.S. Navy ships would be at sea or on call rather than being in maintenance in port.

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

THE LACK OF PATENTS MAY LIMIT OUR ABILITY TO PROTECT OUR CURRENT COMPETITIVE POSITION IN THE MARINE BUSINESS.

Our company competes on the basis of our knowledge and experience of marine and other closed loop systems. The chemical products used in the marine business are based mainly on proprietary chemistry, but this chemistry is not patented or, we believe, patentable. Therefore, others may develop the same or similar chemistry through reverse technology or by experimentation. If that happens, another entity could offer some of the same benefits as we do and increase the competition in the marine pipe systems chemical cleaning market. Also, the lack of patents limits our ability to market an absolutely unique product or service. While we recently made application for patent protection for chemical cleaning in certain military marine vessel systems to address this market, Our company to a significant degree relies on trade secret and confidentiality protection with respect to the chemicals and methodologies we use in our marine business. It is possible that these protections will not be adequate to protect us from competitors.

THE LOSS OF ANY OF OUR KEY EXECUTIVES AND OUR FAILURE TO ATTRACT, INTEGRATE, MOTIVATE, AND RETAIN ADDITIONAL KEY EMPLOYEES, INCLUDING A CHIEF FINANCIAL
OFFICER,  COULD  HAVE  A  MATERIAL  ADVERSE  EFFECT  ON  OUR  BUSINESS.

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

We depend particularly upon our Chief Executive Officer and President, S. Steven Carl, who also serves as the acting Chief Financial Officer. We have an employment agreement with Mr. Carl in the capacity of President and Chief Executive Officer originally due to expire in June 2003. The agreement terms provide that employment will automatically renew six months prior to its expiration date unless the Board of Directors notifies him of its intent not to renew his contract. His employment agreement was automatically renewed under its terms in December 2002 until June of 2004. In December of 2003, the Board of Directors resolved to allow his employment agreement to automatically renew under its terms for another year until June 2005.

THE EFFECT OF LIABILITY CLAIMS IN EXCESS OF THE INSURANCE LIMITS COULD AFFECT THE FINANCIAL CONDITION OF OUR COMPANY.

     We are engaged in a business that might expose our company to claims for personal or property injury. Suits may result from personnel or bystanders who are injured on site from damage to a pipe system being cleaned or from other issues arising from the performance of our services. Our company maintains liability insurance in the aggregate amount of $2,000,000 and $1,000,000 per occurrence. We also have an umbrella liability policy in the amount of $5,000,000. A successful claim against our company that exceeds the insurance limits or that is not covered will have a material adverse effect on our financial condition.

A  SUBSTANTIAL  NUMBER  OF  SHARES  ARE  ELIGIBLE  FOR  FUTURE  SALE.

     As of March 5, 2004, there were outstanding 12,365,586 shares of our common stock. Approximately 12,198,347 of these shares are freely tradable without restriction or further registration under the securities laws, unless held by an "affiliate" of our company, as that term is defined in Rule 144 under the securities laws. Shares held by affiliates of our company are subject to the resale limitations of Rule 144. The eligibility of these shares for resale may have a depressive effect on the price of our common stock or may reduce the liquidity of our common stock.

THE  EFFECT  OF  OUTSTANDING OPTIONS AND WARRANTS ON MARKET PRICE AND LIQUIDITY.

     As of March 5, 2004, we had outstanding options and warrants to purchase 797,500 shares of our common stock. The exercise price of these options or warrants exceeds the current market price of our common stock. In the circumstance where the exercise of some of these options or warrants are equal or less than the current market price of our common stock, these options and warrants may have an adverse impact on the price and liquidity of our common stock in the public market. Also, the issuance of these shares will result in dilution to current stockholders.

DIRECTORS, OFFICERS, AND CERTAIN OTHER STOCKHOLDERS OWN A SIGNIFICANT PORTION OF OUR STOCK.

     Our directors and executive officers beneficially own a total of approximately 30.4% of the issued and outstanding shares of our common stock, and one non-management stockholder beneficially owns approximately 27% of the issued and outstanding shares of our common stock. As a result of this ownership, these persons have the power effectively to control our company, including the election of directors, the determination of matters requiring stockholder approval, and other matters pertaining to corporate governance. This concentration of ownership also may have the effect of delaying or preventing a change in control of our company.

ENVIRONMENTAL  AND  OTHER  REGULATORY  ISSUES  MAY  IMPACT  OUR  OPERATIONS.

     Our business operations at our facility in Portsmouth, Virginia include some storing, mixing, and shipping of chemical cleaning agents that we use at customer sites to clean water pipe systems or sell to customers. Sometimes, we may remove liquid product consisting of approximately 90% water and 10% petroleum (diesel) product from a customer's job site during our tank cleaning operations and take this waste to our facility prior to processing. While this residual is not classified as hazardous waste, we are monitored by the Division of Environmental Quality and Hampton Roads Sanitation Division and subject to various federal, state and local laws and regulations. If a spill were to occur, we could be subject to civil liability to third parties for remediation costs or other damages if leakage migrates onto the property of others.


ITEM  2.     DESCRIPTION  OF  PROPERTY

     We lease approximately 10,000 square feet of office and warehouse space in Portsmouth, Virginia, and approximately 4,404 square feet of office and warehouse space in National City, California. We believe that these facilities will be adequate for our needs on the east and west coasts of the continental U.S. and world-wide operations for the foreseeable future. The lease for our corporate headquarters located in Portsmouth, Virginia was due to expire in January 2004. We renewed the lease for another year at a rate of $3,900 per month. The lease for our new National City office is for a three-year term with monthly rental rates of $3,083 for year one, $3,175 for year two, and $3,270 for year three.

Our facility in Virginia has a significant amount of open space behind the office/shop. Several large above-ground tank containers are located in this area. Some of the containers may contain a combination of water, muck, or residual from old tank cleaning jobs. Before we vacate this facility, we will be required to dispose of all waste properly. We have estimated the cost of clean-up and disposal to be $114,500. This amount has been accrued at December 31, 2003.

Our facility in California supports marine operations in the port of San Diego, California, Pearl Harbor, Hawaii, and Puget Sound, Washington, and municipal and industrial operations in the western United States.


ITEM  3.             LEGAL  PROCEEDINGS

     We are involved in one legal proceeding arising out of our operations in the ordinary course of business in which we are the complainant party. The suit, which seeks injunctive relief and damages, was brought to preclude or otherwise limit the benefits we believe were wrongfully obtained by the defendants as a result of the misappropriation and use of our confidential information and trade secrets by a former employee.

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


                                              High    Low
                                              -----  -----
2004:
First Quarter (through March 19, 2004)        $0.07  $0.07

2003:
First Quarter. . . . . . . . . . . . . . . .  $0.10  $0.05
Second Quarter . . . . . . . . . . . . . . .   0.12   0.04
Third Quarter. . . . . . . . . . . . . . . .   0.12   0.07
Fourth Quarter . . . . . . . . . . . . . . .   0.11   0.05

2002:
First Quarter. . . . . . . . . . . . . . . .  $0.16  $0.09
Second Quarter . . . . . . . . . . . . . . .   0.19   0.09
Third Quarter. . . . . . . . . . . . . . . .   0.19   0.09
Fourth Quarter . . . . . . . . . . . . . . .   0.16   0.06


As of March 5, 2004, there were 144 record holders of our common stock. On March 5, 2004 the closing sales price of our common stock as quoted by OTCBB was $0.08.


DIVIDEND  POLICY

     For the foreseeable future, we intend to retain future earnings, if any, to finance our operations and we do not anticipate paying any cash dividends with respect to our common stock. Subject to the preferences that may be applicable to any then-outstanding preferred stock, the holders of our common stock will be entitled to receive such dividends, if any, as may be declared by our Board of Directors from time to time out of legally available funds. Payments of any cash dividends in the future will depend on our financial condition, results of operations, and capital requirements as well as other factors deemed relevant by our board of directors.

EQUITY  COMPENSATION  PLAN  INFORMATION

     The following table sets forth information with respect to our common stock that may be issued upon the exercise of stock options under our 1993 Incentive Stock Option Plan, our Performance Equity Plan, and other outstanding options and warrants as of December 31, 2003.

                            Number of Securities to be      Weighted Average            Number of Securities
                              Issued Upon Exercise of       Exercise Price of          Remaining Available for
                                Outstanding Options,       Outstanding Options          Future Issuance under
                               Warrants, and Rights        Warrants, and Rights          Equity Compensation
                                                                                          Plans (Excluding
                                                                                       Securities Reflected in
                                                                                              Column (a))
-------------------------------------------------------------------------------------------------------------
                                        (a)                          (b)                          (c)
                          --------------------------      ---------------------       ------------------------

Equity Compensation
Plans Approved by
Stockholders. . . . . . . . . . .   667,500                        $ 0.19                       3,332,500

Equity Compensation
Plans Not Approved by
Stockholders                        130,000                        $ 1.54                             ---

Total . . .. . . . . . . . . . .    797,500                        $ 0.41                       3,332,500


RECENT  SALES  OF  UNREGISTERED  SECURITIES

     During the fourth quarter of 2003 we issued 75,000 shares of common stock as compensation to our outside Directors. These shares were issued under an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.


ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

OVERVIEW

     The year ended December 2003 was a very difficult one for our company. The lengthy, albeit temporary, U.S. military commitment in the Middle East in fourth quarter of 2002 and the first three quarters of 2003, and particularly the extended deployment of the fleet of our primary customer, the Navy, placed substantial financial stress on the marine ship repair industry in general and on our company. While our company was profitable for the nine months ended September 30, 2002 and was cash flow positive for the year ended December 31, 2002, the lack of availability of the Navy fleet on which to perform marine services from the fourth quarter of 2002 until late in the third quarter of 2003 caused a dramatic slowdown in revenue opportunities for pipe and tanking cleaning. During the operational aspect of the conduct of the U.S. Navy military effort in the Middle East in 2003, we believe as much as 75% of the total Naval ships worldwide were on station and out of port on deployment. This circumstance stands in stark contrast to the Navy's routine peacetime maintenance and deployment schedules. The Navy fleet began returning in July and August of 2003 and resulting maintenance purchase orders were not actively solicited by the Navy until the fourth quarter of 2003.

As a result of this extended Navy deployment and the financial stress that resulted, we engaged in large scale cost reductions in our administration and operations in order to preserve cash on a going forward basis. Operations related layoffs of two supervisors and one administrative employee in the first quarter of 2003 resulted in over $140,000 of annual cash savings. The responsibilities of these employees were reallocated to other personnel. During the third quarter of 2003, we terminated a supervisor, a division manager, an assistant sales manager, and the Chief Financial Officer, and we re-assigned the Controller from a full-time position to part-time for a total annual savings of $440,000. The responsibilities of all terminated positions were reallocated to current personnel with the Chief Executive Officer serving as the Acting Chief Financial Officer, and all payroll functions were assumed by administrative personnel. In the fourth quarter of 2003, we initiated a review of our company's property, casualty, and liability insurance coverage for 2004, resulting in premium savings of over $100,000 annually. These Navy deployment-related cost reductions in operations and administration resulted in almost $700,000 of total annual cash preservation.

In the pipe cleaning segment of our business, we derive the majority of our revenue from chemical cleaning of marine CHT systems on U.S. Navy and U.S. Coast Guard vessels. Since we commenced marine CHT cleaning in 1997 and tank cleaning in 2000, our most profitable operations have been in these marine related markets, despite the Navy deployment to the Middle East in 2003 that significantly reduced the availability of ships in port for maintenance and, as a direct consequence, for our service opportunities with our primary customers.

Our non-marine pipe cleaning service division, which has relied to an extraordinary degree on the cash generated from the marine related service markets, has yet to demonstrate positive cash flow apart from marine services. We intend to reduce costs in non-marine related services operations in favor of expanding these services through patent licensing. In the first quarter of 2004, we decided to reduce direct sales and marketing expense in the Specialty and Potable division for the U.S. market. While we will continue to support non-marine service operations to satisfy customer demands for these services, we will redirect our efforts to promote these patented technologies through licensing agreements in domestic and foreign markets with relationships we have developed in the business over the last three years. Such efforts have yielded an eastern Canadian license in the fourth quarter of 2003 and a license of Far East markets to Seiwa Pro, Ltd. in Japan in 2004. The reduction in sales and marketing expense in this business segment will approximate a savings of $180,000 annually. See Notes to Consolidated Financial Statements, Footnote 6 regarding Segment Information.

When cost savings from reductions in marketing and sales costs in the Specialty and Potable division are combined with the cost reductions of 2003, this 2004 strategy will total annual cash saving of almost $900,000 when compared to cash commitments existing in the first quarter of 2003. After this necessary down-sizing, we believe our current supervisory personnel and marine service equipment can handle work loads up to $1 million of revenue business per month without requiring any addition of selling, general, and administrative staffing expense beyond that already in place and budgeted.

We now are focusing our efforts on increasing revenue. We have increased service opportunities with our largest customer after the return from the extended Middle East deployments in late 2003. We believe there is the long-term demand and customer satisfaction with our services, and we, therefore, intend to expand our marketing and sales efforts in the marine services aspect of our pipe cleaning business. As work schedules have increased since the return of the ships, the ship repair and maintenance business is busy in all ports with much less competitive pricing due to the demand for marine services. We anticipate higher gross margins in comparison to marine market cleaning services offered to the Navy in full deployment. The return of our primary customer increased our marine service opportunities that returned an operating profit for the fourth quarter of 2003.

In addition, we anticipate increased work on ships as we execute the basic purchase order specifications. We believe the Navy is behind in maintenance work due to the extended deployments and must catch up. We believe Navy budgets have increased and should increase significantly for the 2005 fiscal year beginning in October 2004. We expect more demand for ship maintenance needs with expanding military budgets that may cover two or three fiscal years of defense budgeting.

Our annualized cost reductions of almost $900,000 greatly exceed the amounts of affiliate borrowing of $580,000 in 2003. We do not expect to require external financing over the next year. The holder of the $400,000 one year term note dated February 23, 2003, as extended to February 23, 2005, has agreed to restructure $200,000 of the debt to a due date of February 23, 2007. Other debt restructuring will necessarily depend on the favorable circumstances we anticipate as a result of the return of the Navy to port for the maintenance services we provide. Significantly, we have demonstrated a history of operations since 1997 without requiring external debt financing prior to the 2003 extended deployment of the U.S. Navy.

APPLICATION  OF  CRITICAL  ACCOUNTING  POLICIES

     We consider the following accounting policies to be critical to an understanding of our financial statements because their application places the most significant demands on our judgment with financial reporting results relying on estimates about the effect of matters that are inherently uncertain. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from those estimates under different assumptions and conditions. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, we caution that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

Revenue  Recognition

     For chemical product sales, we recognize revenue at the time products are shipped to customers. The terms of products sales are F.O.B. shipping point, and we believe that revenue recognition is fully justified after the product has left our blending plant with attendant financial risks assumed by our purchasers.

For most marine, industrial and municipal service projects conducted at fixed prices within a short period of time, we recognize revenue when the services are completed. Most of these service engagements have a scope of performance time less than three months and are not otherwise readily capable of reasonably estimating percentages of completion based on costs incurred. For fixed price contracts that are in excess of three months, we recognize revenue on the percentage of completion method, measured as the percentage of cost incurred to date of the estimated total cost for each contract. Due to the time length and revenue size of these contracts, as an exception to our usual experience of contract lengths of less duration and smaller revenue, we believe the percentage of completion method more accurately matches revenue with costs that would otherwise distort our financial reporting awaiting contract completion for revenue recognition. We use this method because we consider the percentage of the total cost to be the best available measure of progress on these contracts. Our experience indicates that the percentage of completion method is therefore required to be used on marine service engagements involving large Navy surface fleet vessels such as aircraft carriers.

Contract costs include all direct material, subcontract labor, and other costs related to contract performance, such as indirect labor, supplies, tools, and repairs under the job order method of cost accounting. Selling, general, and administrative costs are charged to overall corporate expenses as incurred, and are not considered job order related costs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Circumstances requiring provisions for estimated losses on percentage of completion marine service jobs could arise when we are required by our 2002 Portsmouth CHT contract to perform fixed price work on certain classes of ships with inherently low gross profit margins resulting from the amount of labor required to service the ship due largely to the age of the ship and its systems. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to estimates of contract costs and profits, and are recognized in the period in which the revisions are determined.

Allowance  for  Doubtful  Accounts

     We estimate the possible losses resulting from non-payment of outstanding accounts receivable. We analyze accounts receivable customers to determine the ultimate collectibility of those accounts. While most of our accounts receivable stem from federal and local government contracts where collection is reasonably assured, we perform ongoing evaluations of our customers for credit worthiness, economic trends, changes in our customer payment terms, and historical collection experience when evaluating the adequacy of our allowance for doubtful accounts Experience indicates that federal military contract receivables are almost always paid within the expected time for collection when we are the contracting party with the agency. Subcontracting on federal military contracts within private shipyards subjects our company to the risks of the shipyard, and while most of our private shipyard payments are virtually never in doubt, we have had occasion to experience uncollectible accounts from certain federal contractors in this market. Municipal job experiences have been less predictable for our company as a subcontractor, yielding more provision for doubtful accounts.

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

Impairment  of  Long-Lived  Assets

     We periodically evaluate the carrying value of tangible assets dedicated to chemical pipe and tank cleaning, and intangible patents and trademarks. We review long-lived assets and certain identifiable intangible assets to be held and used in operations for potential impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss is recognized if the sum of the expected long-term undiscounted cash flows is less than the carrying amount of the long-lived assets being evaluated. Future losses may be recorded if cash flows are less than expected. While we may determine that employing certain long-lived assets that remain unprofitable requires the realization of the impairment of these assets, or the consideration of strategic transactions involving these assets in an attempt to recover these capitalized costs, we have determined to license some of our patent assets and to continue to support our licensees while reducing certain marketing and sales for non-marine operations involving these intangible assets.

We have not had, and do not have at this time, any plans to sell assets in order to recoup capital costs. We do plan on continuing to license patents that we have for rehabilitating water pipe systems in several countries and the United States. The recent license agreement with Seiwa Pro, Ltd. for the Far East is an example. The success of our cleaning process on water mains and fire protection systems in 2003 has resulted in our representing the technology to potential licensees. The Seiwa Pro license paid $225,000 of prepaid royalty and is anticipated to produce the $225,000 balance of prepaid royalties this year. The potential issuance of other license agreements would depend upon our patent position in the country of location of the intended licensor, the profile and competence of the licensor, and the economic terms of the license.

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


RESULTS  OF  OPERATIONS

Fiscal Year Ended December 31, 2003 Compared with Fiscal Year Ended December 31, 2002

     Sales for the fiscal year ended December 31, 2003 were $5,838,088 compared with $6,491,113 for fiscal 2002, a 10% overall decrease. Overall revenue opportunities with our primary customer, the U.S. Navy, were greatly diminished in 2003 due to the extended deployment of a large percentage of the Navy's serviceable assets.

Tank cleaning service revenue totaled $3,433,128 in fiscal 2003 compared with $3,142,805 in fiscal 2002. This represents a 9% increase despite the extended Navy deployment, and accounted for 59% of our total revenue in 2003. Pipe cleaning service revenue was $2,132,434 in 2003 compared with $3,176,334 in 2002. A total of $865,441 pipe cleaning service revenue was billed under the Portsmouth CHT contract with the Navy in 2003 compared with $2,167,234 in 2002. Industrial chemical sales were $272,526 during fiscal 2003 compared with $171,974 during fiscal 2002.

Our sales mix during 2003 changed significantly from 2002. Tank cleaning service revenue surpassed pipe cleaning service revenue in 2003 after our third year in the tank cleaning business. We are continuing efforts to diversify our revenue base by offering different services to our customers in multiple service markets in order to reduce our dependence on one marine service provided to one customer location.

We currently are focusing specific sales and marketing efforts in the areas of marine, industrial, and municipal pipe cleaning as well as in the areas of marine and land based tank cleaning. Due to liquidity and cash flow constraints and the continuing absence of profitability in the areas of industrial and municipal markets of our pipe cleaning business segment, we intend to reduce the related sales and marketing expenses in favor of licensing these services to
third  parties.   While  we  will  scale  back  our  non-marine  pipe  cleaning operations, we will continue to support existing licensees and customer demands for these services. In the future, we plan to continue our efforts to diversify our revenue sources and thereby our reliance on one large customer.

Fewer U.S. Navy ships being in port and available for maintenance resulted in a significant increase in the competitiveness for both pipe and tank cleaning services in 2003. This situation had a significant effect on both sales and margins during fiscal 2003. Consolidated gross margins were 33% during fiscal 2003 and 43% during fiscal 2002. Gross margins for our tank cleaning services decreased from 44% in 2002 to 32% in 2003. Gross margins for our pipe cleaning services were 35% in 2003 compared with 41% in 2002. This decrease reflects the competitiveness of the pipe cleaning business resulting from decreased demand from the U.S. Navy due to extended deployments involving the Middle East military effort of 2003. We anticipate that, while future margins may fluctuate with changes in revenue mix and other operational factors, the return of the Navy from the long deployment will provide increased demand for marine services resulting in increased gross margins in 2004

Gross profit decreased to $1,943,304 during fiscal 2003 from $2,761,077 during fiscal 2002. The drop in sales and the margin pressures that we experienced during the third quarter of 2003 with few ships to be serviced among many service providers contributed significantly to this decline. Decreased profit margins in pipe cleaning services have resulted from competition on task orders issued under the multiple award of the 2002 Portsmouth CHT contract in contrast to our sole source award of the 1997 Portsmouth CHT contract that expired on September 4, 2002. Decreased profit margins in the tank cleaning services were due to price-cutting among tank cleaning competitors for shipyard subcontract awards as a result of lack of business volume preceding the return of Navy vessels from overseas deployments associated with operations in the Middle East.

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

Selling expenses decreased to $403,079 in fiscal 2003 from $462,532 in fiscal 2002. In 2003, pipe cleaning, selling expenses was $295,996 as compared to $220,557 in 2002. The overall increase reflects a continued investment in two key sales people and related sales efforts and support to continue our sales diversification in the municipal and manufacturing segments of specialty pipe cleaning segment. For tank cleaning, selling expenses was $67,766 as compared to $68,394 in 2002. The decrease in selling expenses was primarily a result of one less sales person and related marketing expenses. Selling expenses in our industrial chemical segment was $39,318 in 2003 and $173,583 in 2002.

General and administrative expenses decreased to $2,141,070 during fiscal 2003 from $2,644,771 during fiscal 2002. The decrease was attributable to specific factors. The first was a decrease of $87,000 that occurred in December 2002 from the relocation of our corporate office from Phoenix, Arizona to Portsmouth, Virginia. The second was a decrease of $114,000 related to the reduction of salaried executive and management personnel in an effort to tighten controls and reduce spending, including the severance of the Chief Financial Officer in September 2003 and the assumption of the duties and responsibilities of that office by the Chief Executive Officer. Legal expenses for 2003 decreased by $133,500 due to the impact of a settlement of a legal dispute reported in that amount for 2002. Another decrease of $25,000 was attributable to the scraping and disposal of fixed assets that could no longer be used or had outlived their useful life.

Other income and expense in 2003 reflected expense of $122,217 versus income of $142,446 in 2002. On June 14, 2002, we executed a release and assignment agreement that assigned all of our right, title and interest in any patents, royalties, manufacturing rights or any other rights in the product Chlor*Rid
(R). In return, we received a cash payment of $225,000 from Chlor*Rid (R) International. The 2002 net profit includes a one-time gain of $225,000 from the sale of retained royalty rights associated with the Chlor*Rid patent previously sold and assigned to Chlor*Rid International, Inc. in 1998. The retained royalty rights sold in 2002 had no associated cost basis as the Chlor*Rid patent asset was removed from our balance sheet pursuant to the sale of the patent in 1998. This payment was accounted for as other income.

For the year ended December 31, 2003, our operating loss was $621,535 compared with an operating loss of $346,226 for 2002. Net loss for fiscal 2003 was $743,752 compared with a net loss for fiscal 2002 of $203,780.


LIQUIDITY  AND  CAPITAL  RESOURCES

     Cash  was  $49,534  at  December 31, 2003 and $254,859 at December 31, 2002
while working capital was $58,550 and $258,408 at those respective dates. Our increased spending to expand our west coast division and enhance revenue opportunities with our primary customer, the U.S. Navy, through subcontracts and teaming agreements with private shipyards was a major contributor to our decreased cash position at December 31, 2003. We believe our cash flow from operating activities will be sufficient to meet our operating needs and other payment obligations based on the end of the long-term deployment of the ships to the Middle East on which we provide tank and CHT pipe cleaning.

During 2002, we modified our factoring agreement. The initial payment when the factor purchases eligible accounts receivable remained at 85%; the total amount of the facility was increased from $1,000,000 to $1,500,000; the fixed discount remained the same at 0.75% of the gross face amount payable; and interest payable was reduced from the lender's Base Rate plus 2.0% to Base Rate plus 1.5%. Interest on the outstanding balance accrues on the basis of actual days elapsed from the date of the advance until three days after collection of such account. Our inventory, accounts receivable, contract rights, and other general intangibles secure the amounts factored under the agreement. We are required to maintain tangible net worth of not less than $750,000 during the term of the agreement. As of December 31, 2003, we had factored $730,071 of accounts receivable. Additionally, as of December 31, 2003, we were not in compliance with the financial covenant of our factoring agreement respecting our tangible net worth On April 5, 2004, we executed a third amendment to our factoring agreement wherein the fixed discount rate was increased from 0.75% to 1.0% in exchange for the complete removal of the tangible net worth financial covenant. As a result of the long standing relationship we have had with our accounts receivable factor and the factor's expressed desire to remain our primary operating lender, the factor has agreed to consider reducing the fixed discount rate back to 0.75% at its next regularly scheduled loan committee meeting.

We rely primarily on our internally generated operating cash flow and our factoring arrangement to fund our operations. In 2003, we borrowed a total of $580,000 from shareholders in an effort to expand our west coast operations.

On February 23, 2003, we entered into a one-year renewable Interest Only Non-Recourse Promissory Note and Security Agreement for $400,000 with one of our Directors. The note is secured by a second position security interest behind the secured interest of our accounts receivable factor and was renewable at the end of the original term by the mutual agreement of both parties. The note was renewed by extension until February 23, 2005 and the parties have agreed to extend the term of $200,000 of principal to be due on February 23, 2007. The proceeds will be used to expand our CHT and tank cleaning business on the west coast and support working capital needs in our current operations.

     On September 12, 2003, we entered into a Promissory Demand Note for $30,000 with our Chief Executive Officer and Board Chairman. The proceeds will be used to expand our CHT and tank cleaning business on the west coast and support working capital needs in our current operations.

     On December 2, 2003, we entered into a Promissory Demand Note for $50,000 with our Chief Executive Officer and Board Chairman. The proceeds will be used to expand our CHT and tank cleaning business on the west coast and support working capital needs in our current operations.

     On December 8, 2003, we entered into a six-month renewable Promissory Term Note for $50,000 with one of our directors. The note can be renewed at the end of the original term by the mutual agreement of both parties. The proceeds will be used to expand our CHT and tank cleaning business on the west coast and support working capital needs in our current operations.

     On December 17, 2003, we entered into a six-month renewable promissory term note for $50,000 with the spouse of one of our directors. The note can be renewed at the end of the original term by the mutual agreement of both parties. The proceeds will be used to expand our CHT and tank cleaning business on the West Coast and support working capital needs in our current operations.

Although we expect that our annual rate of cash utilization will continue to decrease during fiscal 2004 compared with fiscal 2003, we may be required to reduce our operations or to obtain additional financing if our cash forecast proves inaccurate for any reason, including the following:

-     our  revenue  fails  to  meet  our  forecast  and  continues  to  decline;
-     our  gross  profit  fails  to  meet  our  forecast and continues to erode;
-     our  operating  expenses  exceed  our  forecast;
-     our inability to acquire, compensate and retain a chief financial officer;
-     our  inability  to  maintain  our  status as a publicly traded company; or
-     unanticipated  events  adversely  effect  our  operations  or  cash flows.

We may, however, sell additional debt or equity securities or take other steps to raise capital. Any such sale of equity, if necessary, could substantially dilute the interest of our existing stockholders. We cannot provide any assurance that we will be able to sell additional securities at terms acceptable to us. We may, in the future, make acquisitions by utilizing debt financing. Any such acquisition or other debt financing could have a material adverse impact on our liquidity and results of operations.


ITEM  7.     FINANCIAL  STATEMENTS

     Reference is made to the financial statements, the notes thereto, and the reports thereon, commencing on page F-1 of this report, which financial statements, notes, and report are incorporated herein by reference.


ITEM  8.     CHANGES  IN  AND  DISAGREEMENTS  WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL  DISCLOSURE

     Not  applicable.

ITEM  8A.     CONTROLS  AND  PROCEDURES

     As a result of a decrease in our operating cost structure, during the third quarter of fiscal 2003 we terminated our relationship with our Chief Financial Officer and reduced our Controller from full-time to part-time employment. The responsibilities of the Chief Financial Officer were assumed by our Chief Executive Officer, who has been acting as our Chief Financial Officer since that time. As a result, our lack of employing a Chief Financial Officer separate from our Chief Executive Officer and our reduction of our Controller's time could, in the future, materially effect our internal control over financial reporting.

     As of the end of the period covered by this report, we reviewed under the supervision of our Chief Executive Officer as acting Chief Financial Officer and our Controller, the Company's disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer as acting Chief Financial Officer and

Controller concluded that our disclosure controls and procedures were effective, and except as discussed below, were adequate and timely in alerting them to material information relating to the Company required to be included in our periodic filings with the Securities and Exchange Commission. In reviewing the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We reviewed our disclosure controls and procedures to reach a level of reasonable assurance of achieving desired control objectives and, based on the referenced review, our Chief Executive Officer as acting Chief Financial Officer and Controller believe that our disclosure controls and procedures were effective at reaching that level of reasonable assurance, except as discussed below.

In conjunction with our annual audit, we have identified four potential deficiencies within our internal control framework. The first two relate to segregation of duties deficiencies. As previously discussed, we have had limited financial resources and have limited personnel resources within certain areas. As a result, we are aware there are instances where certain duties performed by the Controller that should be split between the Controller and the acting Chief Financial Officer to strengthen the overall internal control framework. We have implemented routine testing by the acting Chief Financial Officer of financial transactions originally performed by the Controller to verify accuracy and timeliness of recording. Additionally, we are aware there are instances where certain duties performed by the payroll clerk that should be split between the clerk for ordinary payroll preparation and another individual for manual payroll check preparation. We have implemented a split of these functions between different payroll personnel.

The third potential deficiency related to inadequate preparation of supporting documentation to assure the proper timing of accounting for certain transactions involving payroll transfers between multi-state bank accounts. As a result, management has reorganized specific areas to assure proper and timely documentation of these transfers to address these deficiencies in order to confirm accountability and will continue to adequately monitor internal controls.

The fourth potential deficiency related to inadequate documentation of approval of certain expenses. In response management has implemented use of approval for payment forms for routine application to expense payment documentation.

                                    PART III


ITEM  9.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     The following table sets forth certain information regarding each of our directors and executive officers.


NAME                AGE               POSITION
------------------  ---  ----------------------------------------

S. Steven Carl       46  Chairman of the Board of Directors,
                         Chief Executive Officer and President

John A. Gulick III   48  Vice President, Corporate General Counsel

R. John Armstrong    60  Director

Robert Affholder     69  Director

John B. Furman       59  Director


S. STEVEN CARL has served as our Chairman of the Board of Directors since February 1996, and has served as our Chief Executive Officer and as a director of our company since August 1995. Mr. Carl has also been our Acting Chief Financial Officer since October 2003. Mr. Carl has served as our President since May 1997 until the present, and also from August 1995 until February 1996. Mr. Carl served as the President and Chief Executive Officer of CCT Corporation, a wholly owned subsidiary of our company acquired in May 1995.

JOHN A. GULICK III has served as our Vice President, General Counsel and Corporate Secretary since January 2000. Prior to joining our company, Mr. Gulick was a self-employed attorney from January 1990 until December 1999, and served as outside general counsel to our company. Mr. Gulick is licensed to practice law in Arizona and Texas, and is a certified public accountant.

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

JOHN B. FURMAN has served as a director of our company since May 2002. Mr. Furman has been, since February 2000, a consultant to public and private companies, where he has primarily been involved in product commercialization, business transactions, and financial restructurings. Mr. Furman served as President and Chief Executive Officer and a director of Rural/ Metro Corporation, a publicly held provider of emergency and fire protection services, from August 1998 until January 2000. Mr. Furman was a senior member of the Phoenix-based law firm of O'Connor, Cavanagh, Anderson, Killingsworth & Beshears, a professional association, from January 1983 until August 1998 where he chaired the Business Law and Financial Services practice group; he was Associate General Counsel of Waste Management, Inc., a New York Stock Exchange-listed provider of waste management services, from May 1977 until December 1983; and Vice President, Secretary, and General Counsel of the Warner Company, a New York Stock Exchange-listed company involved in industrial mineral extractions and processing, real estate development, and solid and chemical waste management, from November 1973 until April 1977. Mr. Furman is a director, Chairman of the Compensation Committee and member of the Audit Committee of MarineMax, Inc., a New York Stock Exchange company that is the nation's largest boat dealer; a director of the Smith & Wesson Holding Corporation, an American Stock Exchange listed company that manufactures and sells firearms; a director of GameTech International, Incorporated, a Nasdaq traded company involved in interactive electronic bingo systems; and a director of Plan Express, Inc., a privately held provider of Web enabled reprographic and distribution services to the design and construction industry.


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


COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

     Section 16(a) of the Exchange Act requires our directors, officers, and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors, and 10% stockholders are required to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us and written representation that no other reports were required, during the year ended December 31, 2003, such persons complied with all Section 16(a) filing requirements.


INFORMATION  RELATING  TO  OUR  AUDIT  COMMITTEE  OF  THE  BOARD  OF  DIRECTORS

     The purpose of the Audit Committee is to assist our Board of Directors in the oversight of the integrity of the consolidated financial statements of our company, our company's compliance with legal and regulatory matters, the independent auditor's qualifications and independence, and the performance of our company's independent auditors. The primary responsibilities of the Audit Committee are set forth in its charter, and include various matters with respect to the oversight of our company's accounting and financial reporting process and audits of the consolidated financial statements of our company on behalf of our Board of Directors. The Audit Committee also selects the independent certified public accountants to conduct the annual audit of the consolidated financial statements of our company; reviews the proposed scope of such audit; reviews accounting and financial controls of our company with the independent public accountants and our financial accounting staff; and reviews and approves transactions between us and our directors, officers, and their affiliates.


CODE  OF  ETHICS

     Our Board of Directors has adopted a Code of Conduct, a Code of Ethics for the CEO and Senior Financial Officers, an Audit Committee Charter, a Nominating/ Corporate Governance Charter, and any other corporate governance materials contemplated by SEC or applicable regulations. These documents are available in print to any person who requests by contacting our corporate secretary at our principal executive offices.


ITEM  10.     EXECUTIVE  COMPENSATION

     The following table sets forth information concerning the compensation paid or accrued to our Chief Executive Officer for the three years ended December 31, 2003. None of our other executive officers earned cash salary and bonus exceeding $100,000 during fiscal 2002.


                                                                                LONG TERM COMPENSATION
                                                                                          AWARDS
                                                                                ----------------------
                                                                                        SECURITIES
NAME AND                                                    ANNUAL COMPENSATION         UNDERLYING         OTHER
PRINCIPAL POSITION                                    YEAR       SALARY (1)    BONUS   OPTIONS (2)  COMPENSATION(3)
---------------------------------------  ----------------------  ------------  -------  -----------  ----------------
S. Steven Carl                                        2003  $    150,000       --           --       $          8,933
 Chairman of the Board, Chief . . . . .               2002  $    146,939       --           --       $          8,750
 Executive Officer, and  President                    2001  $    140,233       $25,000  125,000      $          9,285


_______________________
(1) Mr. Carl also received certain perquisites, the value of which did not exceed 10% of his salary and bonus during fiscal 2003.
(2) The exercise prices of all stock options granted were equal to the fair market value of our common stock on the date of grant.
(3) Other compensation consists of 401(k) Plan matching contributions and an automobile allowance.


EMPLOYMENT  AGREEMENT

     During June 2002, we entered into an employment agreement with S. Steven Carl. The employment agreement had an initial term through June 14, 2003, and is subject to automatic renewal for successive one-year terms unless either party requests to renegotiate or terminates the agreement by giving the other party at least six months' written notice. In December 2003, Mr. Carl's employment agreement was renewed under its terms for another year until June 15, 2005.

Mr. Carl's employment agreement provides for him to serve as our President and Chief Executive Officer. The employment agreement provides for Mr. Carl to receive a base salary of $150,000. However, in the event the agreement is automatically renewed, the base salary will not increase without approval by the Board of Directors. Mr. Carl is also entitled to receive annual bonuses, payable in cash or with shares of our common stock, equal to 7.5% our annual earnings before interest, taxes, depreciation and amortization before giving effect to any extraordinary accounting events or accounting impacts from discontinued operations. No bonus has been accrued for 2003 results. The value of bonuses paid in common stock shall be based on the closing bid price of our common stock on the last trading day of the relevant year to which the bonus relates. Our Board of Directors may also award Mr. Carl such other bonuses and increases in base salary as warranted from time to time.

In  addition,  the  employment  agreement  generally  requires  us  to:

- provide Mr. Carl with a monthly car allowance of $500 or an automobile suitable for business use;
- reimburse Mr. Carl for all travel, entertainment, and other ordinary and necessary expenses incurred in connection with our business and his duties under the employment agreements; and
- provide such other fringe benefits that we make generally available to our other senior executives.

The employment agreement may be terminated by reason of resignation, death, disability, or as a result of termination of employment "for cause," as defined in the agreement. In the event of a termination of the agreement or if the agreement expires without being renewed or extended, Mr. Carl will resign as a director of our company effective on the date of termination or expiration. The employment agreement also prohibits Mr. Carl from

- competing with us for a period of 18 months following the termination of his employment with our company;

- taking certain actions intended to solicit other persons to terminate their business relationship with us or to terminate his or her employment relationship with us; and

- making unauthorized use or disclosure of our trade secrets or other confidential information.


PERFORMANCE  EQUITY  PLAN

     During 1996, we adopted the Performance Equity Plan to enable our company to offer to our key employees, officers, directors, and consultants an opportunity to acquire a proprietary interest in our company and to link their interests and efforts to the long-term interests of our stockholders. Our stockholders approved the plan during July 1996 and on August 1, 2002 approved an amendment to the plan to increase the available shares that may be issued under this plan from 1,000,000 to 4,000,000. The plan provides for the granting of awards to employees, officers, directors, and consultants eligible to receive awards under the plan. These awards may include stock options, restricted stock, stock appreciation rights, deferred stock, stock reload options, and other stock based awards. As of March 5, 2004 we have issued zero shares of stock under the plan, and there were outstanding options to acquire 505,000 shares of our common stock. The plan will remain in effect until no further grants can be made and no awards remain outstanding, however, incentive stock options may only be granted through May 2006.

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


1993  INCENTIVE  STOCK  OPTION  PLAN

     During October 1993, we adopted, and our stockholders approved, the 1993 Incentive Stock Option Plan to advance the interests of our company by encouraging and enabling key employees to acquire a financial interest in our company and to link their interests and efforts to the long-term interests of our stockholders. The plan provides for the granting of stock options to key employees of our company. A total of 350,000 shares of common stock may be issued under the plan. As of March 5, 2004, there were no shares of our common stock issued upon exercise of options granted under the plan, and there were outstanding options to acquire 162,500 shares of our common stock under the plan.

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


OPTIONS  AND  WARRANTS

     In addition to the options under the 1993 Plan and the Performance Equity Plan, as of March 5, 2004, we had outstanding the following options and warrants to purchase an aggregate of 130,000 shares of our common stock:

- warrants to purchase 30,000 shares of common stock at exercises prices ranging from $0.35 to $1.06 per share issued to consultants. These warrants are currently exercisable and expire on various dates through September 2005; and
- other options to purchase 100,000 shares of common stock at an exercise price of $1.75 per share issued to an ex-employee. These options are currently exercisable and expire on December 1, 2005.
- other options to purchase 150,000 shares of common stock, that were issued to an ex-employee, expired in the year 2003.


OPTION  GRANTS

     We did not grant any options to our Chief Executive Officer during the fiscal year ended December 31, 2003.


YEAR  END  OPTION  HOLDINGS

     The following table provides information with respect to options held by our Chief Executive Officer as of December 31, 2003. Our Chief Executive Officer did not exercise any options during fiscal 2003.


OPTIONS HELD AS OF DECEMBER 31, 2003
NUMBER OF SECURITIES UNDERLYING
UNEXERCISED OPTIONS
                                                          AT DECEMBER 31, 2003
------------------------------------------------------------------------------------
NAMe. . . . . . . . . . .   . . . . . . . . . . . . .  EXERCISABLE(1)  UNEXERCISABLE
------------------------------------------------------------------------------------
S. Steven Carl                                         237,500            ---


___________
(1) None of the exercisable options listed had any value at fiscal year-end, because the exercise prices of all options were greater than $0.06 per share, which was the closing sales price of our common stock as quoted on the OTCBB on December 31, 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information regarding the shares of our common stock beneficially owned as of March 5, 2004 by our Chief Executive Officer, each of our directors, each person known by us to be the beneficial owner of more than 5% of our common stock, and all of our directors and officers as a group.

                                                                    SHARES
                                                                 BENEFICIALLY
NAME OF BENEFICIAL OWNER                                           OWNED (1)    PERCENT (2)
---------------------------------------------------------------  -------------  -----------

DIRECTORS AND EXECUTIVE OFFICERS:
---------------------------------------------------------------  -------------  -----------
S. Steven Carl (3). . . . . . . . . . . . . . . . . . . . . . .      1,506,009       13.80%
---------------------------------------------------------------  -------------  -----------
R. John Armstrong . . . . . . . . . . . . . . . . . . . . . . .        395,889        3.20%
---------------------------------------------------------------  -------------  -----------
Robert Affholder. . . . . . . . . . . . . . . . . . . . . . . .        434,464        3.50%
---------------------------------------------------------------  -------------  -----------
John B. Furman. . . . . . . . . . . . . . . . . . . . . . . . .        173,571        1.40%
---------------------------------------------------------------  -------------  -----------

All directors and executive officers as a group (5 persons) (4)      2,837,433       24.90%
---------------------------------------------------------------  -------------  -----------

5% STOCKHOLDERS:
---------------------------------------------------------------  -------------  -----------
Lance Laifer (5). . . . . . . . . . . . . . . . . . . . . . . .      3,326,316       26.90%
---------------------------------------------------------------  -------------  -----------
Shelby A. Carl (6). . . . . . . . . . . . . . . . . . . . . . .        617,202        5.50%
---------------------------------------------------------------  -------------  -----------

*     Less  than  1%

(1) Except as indicated, and subject to community property laws when applicable, each officer and director named in the table above has sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Except as otherwise indicated, each director, officer, or 5% stockholder may be reached through our offices at 1420 Columbus Avenue, Portsmouth, VA 23704.
(2) The percentages shown are calculated based upon 12,365,586 shares of common stock outstanding on March 5, 2004. The numbers and percentages shown include the shares of common stock actually owned as of March 5, 2004 and the shares of common stock that the person or group had the right to acquire within 60 days of March 5, 2004. In calculating the percentage of ownership, all shares of common stock that the identified person or group had the right to acquire within 60 days of March 5, 2004 upon the exercise of options and warrants are deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.
(3) Includes 237,500 shares of common stock issuable upon exercise of stock options.
(4) All directors and our executive officers as a group includes one additional executive officer who was not listed individually in the table.
(5) Hilltop Partners, L.P., Laifer Capital Management, Inc., and Lance Laifer are affiliates with respect to each other. Hilltop beneficially owns 1,600,000 shares of our common stock, and Laifer Capital Management beneficially owns 3,240,000 shares of our common stock in its capacity as investment advisor to various investment entities including Hilltop. Mr. Laifer is the president, sole director, and principal stockholder of Laifer Capital Management, Inc., and is deemed to have the same beneficial ownership as Laifer Capital Management, Inc. The address for Hilltop Partners, Laifer Capital Management, and Lance Laifer are c/o Laifer Capital Management, Inc., 450 Seventh Avenue, Suite 1604, New York, New York 10123.
(6) Includes 50,000 shares of common stock issuable upon exercise of vested stock options and 20,000 shares of common stock issuable upon exercise of vested warrants.

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     On February 23, 2003, we entered into a one-year renewable Interest Only Non-Recourse Promissory Note and Security Agreement for $400,000 with Mr. R. John Armstrong. The note was renewed for another year at the end of the original term by the mutual agreement of both parties. The proceeds will be used to expand our CHT and tank cleaning business on the West Coast and support working capital needs in our current operations.

     On September 12, 2003, we entered into a Promissory Demand Note for $30,000 with Mr. S. Steven Carl. The proceeds will be used to expand our CHT and tank cleaning business on the west coast and support working capital needs in our current operations.

     On December 2, 2003, we entered into a Promissory Demand Note for $50,000 with Mr. S. Steven Carl. The proceeds will be used to expand our CHT and tank cleaning business on the west coast and support working capital needs in our current operations.

     On December 8, 2003, we entered into a six-month renewable Promissory Term Note for $50,000 with Mr. R. John Armstrong, a director of our company. The note can be renewed at the end of the original term by the mutual agreement of both parties. The proceeds will be used to expand our CHT and tank cleaning business on the west coast and support working capital needs in our current operations.

     On December 17, 2003, we entered into a six-month renewable Promissory Term Note for $50,000 with Ms. Pamela L. Affholder, the wife of a director of our company. The note can be renewed at the end of the original term by the mutual agreement of both parties. The proceeds will be used to expand our CHT and tank cleaning business on the west coast and support working capital needs in our current operations.


ITEM  13.     EXHIBITS,  LIST  AND  REPORTS  ON  FORM  8-K


  (A)     EXHIBITS
EXHIBIT
 NUMBER                                                     EXHIBIT
--------  ----------------------------------------------------------------------------------------------------

     3.1     Certificate of Incorporation of the Registrant (1)
     3.2     Bylaws of the Registrant (1)
     4.1     Specimen of Common Stock certificate (1)
    10.1     1993 Incentive Stock Option Plan, as amended (1)
    10.6     1996 Performance Equity Plan , as amended (2)
    10.8     Account Transfer and Purchase Agreement by and between the Registrant,
             H.E.R.C. Consumer Products, Inc., and KBK Financial Incorporated dated
             September 22, 1997 (3)
    10.14    Amendment No. 2 to Stock Option Agreement by and between Gary S.
             Glatter and the Registrant dated February 1, 1997 (4)
    10.17    First Amendment to Account Transfer and Purchase Agreement by and
             between the Registrant, H.E.R.C. Consumer Products, Inc., and KBK Financial,
             Incorporated dated June 6, 2002 (5)
    10.18    Employment Agreement dated June 15, 2002 between S. Steven Carl and the Registrant (6)
    10.19    Solicitation, Offer and Award Contract dated September 30, 2002 between the Supervisor of Shipbuilding, C&R, USN and the Registrant (6)*
    10.20    Interest Only Nonrecourse Promissory Note and Security Agreement dated
             February 27, 2003 between R. John Armstrong and the Registrant
    10.21    Promissory Demand Note dated September 12, 2003 between S. Steven Carl and the Registrant
    10.22    Promissory Demand Note dated December 2, 2003 between S. Steven Carl and the Registrant
    10.23    Promissory Term Note dated December 8, 2003 between R. John Armstrong and the Registrant




    10.24    Promissory Term Note dated December 17, 2003 between Pamela L. Affholder and the Registrant
    10.25    First Renewal and Extension of Interest Only Nonrecourse Promissory
             Note and Security Agreement dated February 23, 2004
    10.26    Note Modification Agreement of First Renewal and Extension of Interest
             Only Nonrecourse Promissory Note and Security Agreement dated April 9, 2004
    10.27    Second Amendment to Account Transfer and Purchase Agreement by and
             between the Registrant, H.E.R.C. Consumer Products, Inc., and KBK Financial,
             Incorporated dated May 19, 2003
    10.28    Third Amendment to Account Transfer and Purchase Agreement by and
             between the Registrant, H.E.R.C. Consumer Products, Inc., and KBK Financial,
             Incorporated dated April 5, 2004
    21       Subsidiaries of the Registrant
    23.1     Consent of McGladrey & Pullen, LLP
    31       Certification of the Chief Executive Officer and Chief Financial Officer
             pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities
             Exchange Act of 1934, as amended
    32       Certification of the Chief Executive Officer and Chief Financial Officer of the
             Registrant, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

__________________
(1) Incorporated by reference to the Registrant's Registration Statement on Form SB-2, (Registration No. 33-75166), as filed with the Commission on February 11, 1994.
(2) Incorporated by reference to the Registrant's Schedule 14A, as filed with the Commission on May 16, 1996, and subsequently amended by shareholders in August, 2002.
(3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997, as filed with the Commission on November 15, 1997.
(4) Incorporated by reference to Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997, as filed with the Commission on March 31, 1998.
(5) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2002, as filed with the Commission on August 14, 2002.
(6) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2002, as filed with the Commission on November 14, 2002.


*Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested from and granted by the SEC with respect to the omitted portions.

(B)     REPORTS  ON  FORM  8-K

     Not  applicable.


ITEM  14.     PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

AUDIT  FEES

     We engaged McGladrey & Pullen, LLP (M&P) as our independent public accountants, and RSM McGladrey, Inc. (RSM) as our tax accountants during the fiscal year ended December 31, 2002 and 2003. Aggregate fees billed to our company for the fiscal years ended December 31, 2002 and 2003 by our principal accounting firm are as follows:


                           2002     2003
                          -------  -------
Audit Fees - M&P . . . .  $73,911  $77,171
Audit-Related Fees - M&P  $   -0-  $   -0-
Tax Fees - RSM . . . . .  $ 7,150  $11,430
All Other Fees - RSM . .  $ 3,750  $   -0-



AUDIT  COMMITTEE  PRE-APPROVAL  POLICIES

     The charter of our Audit Committee provides that the duties and responsibilities of our Audit Committee include the pre-approval of all audit, audit related, tax, and other services permitted by law or applicable SEC regulations (including fee and cost ranges) to be performed by our independent auditor. Any pre-approved services that will involve fees or costs exceeding pre-approved levels will also require specific pre-approval by the Audit Committee. Unless otherwise specified by the Audit Committee in pre-approving a service, the pre-approval will be effective for the 12-month period following pre-approval. The Audit Committee will not approve any non-audit services prohibited by applicable SEC regulations or any services in connection with a transaction initially recommended by the independent auditor, the purpose of which may be tax avoidance and the tax treatment of which may not be supported by the Internal Revenue Code and related regulations.

To the extent deemed appropriate, the Audit Committee may delegate pre-approval authority to the Chairman of the Board or any one or more other members of the Audit Committee provided that any member of the Audit Committee who has exercised any such delegation must report any such pre-approval decision to the Audit Committee at its next scheduled meeting. The Audit Committee will not delegate the pre-approval of services to be performed by the independent audit to management.

Our Audit Committee requires that our independent auditor, in conjunction with our Chief Financial Officer, be responsible for seeking pre-approval for providing services to us and that any request for pre-approval must inform the Audit Committee about each service to be provided and must provide detail as to the particular service to be provided.

All of the services provided by our principal accounting firm described above under the captions "Audit-Related Fees" and "Tax Fees" were approved by our Audit Committee.

                                   SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                H.E.R.C.  PRODUCTS  INCORPORATED

                                                  By:     /s/   S.  Steven  Carl
                                                     ---------------------------

Dated:  March  28,  2004                           S.  Steven  Carl,
                                                   Chairman  of  the  Board,
                                                   Chief  Executive  Officer,
                                                   Acting  Chief  Financial
                                                   Officer  and  President
                                                   (Principal Executive Officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     SIGNATURE                     POSITION                          DATE
     ---------                     --------                          ----


  /s/  S.  Steven  Carl           Chairman of the Board, Chief    March 28, 2004
--------------------------
S.  Steven  Carl                  Executive  Officer,
                                  Acting  Chief  Financial
                                  Officer  and  President
                                  (Principal  Executive
                                  Officer  and  Principal
                                  Financial  Officer)


   /s/  John  A.  Gulick  III     Vice-President-Office  of       March 28, 2004
----------------------------      General Counsel
John  A.  Gulick  III


  /s/  R.  John  Armstrong        Director                        March 28, 2004
--------------------------
R.  John  Armstrong


   /s/  Robert  Affholder         Director                        March 28, 2004
--------------------------
Robert  Affholder


  /s/  John  B.  Furman           Director                        March 28, 2004
--------------------------
John  B.  Furman


                          H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES
                             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                              PAGE
---------------------------------------------------------------------------------------------------

Report of Independent Public Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-2

Financial Statements:

Consolidated Balance Sheet as of December 31, 2003 . . . . . . . . . . . . . . . . . . . . . .  F-3

Consolidated Statements of Operations for the years ended December 31, 2003 and 2002 . . . . .  F-4

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2003 and 2002  F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2002 . . . . .  F-6

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . .  F-7


INDEPENDENT  AUDITOR'S  REPORT

TO  THE  BOARD  OF  DIRECTORS
H.E.R.C.  PRODUCTS  INCORPORATED
AND  SUBSIDIARIES
PORTSMOUTH,  VIRGINIA

WE HAVE AUDITED THE ACCOMPANYING CONSOLIDATED BALANCE SHEET OF H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES AS OF DECEMBER 31, 2003, AND THE RELATED CONSOLIDATED STATEMENTS OF OPERATIONS, STOCKHOLDERS' EQUITY AND CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002. THESE FINANCIAL STATEMENTS ARE THE RESPONSIBILITY OF THE COMPANY'S MANAGEMENT. OUR RESPONSIBILITY IS TO EXPRESS AN OPINION ON THESE FINANCIAL STATEMENTS BASED ON OUR AUDITS.

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

IN OUR OPINION, THE CONSOLIDATED FINANCIAL STATEMENTS REFERRED TO ABOVE PRESENT FAIRLY, IN ALL MATERIAL RESPECTS, THE FINANCIAL POSITION OF H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES AS OF DECEMBER 31, 2003, AND THE RESULTS OF THEIR OPERATIONS AND THEIR CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002 IN CONFORMITY WITH ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA.



\S\MCGLADREY  &  PULLEN,  LLP

PHOENIX,  ARIZONA
MARCH  1,  2004


                            H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES
                                       Consolidated Balance Sheet

                                                                                          December 31,
                                                                                              2003
ASSETS
CURRENT ASSETS
     Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      49,534
     Trade accounts receivable, net of allowance for
           doubtful accounts of $169,000. . . . . . . . . . . . . . . . . . . . . . . .        614,660
     Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         79,175
     Costs of uncompleted contracts . . . . . . . . . . . . . . . . . . . . . . . . . .        102,204
     Unbilled and other receivables . . . . . . . . . . . . . . . . . . . . . . . . . .        291,897
     Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         43,160
           Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,180,630
                                                                                         --------------

EQUIPMENT AND LEASEHOLDS
     Equipment and leaseholds . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,576,336
     Less: accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,316,322)
           Net equipment and leaseholds . . . . . . . . . . . . . . . . . . . . . . . .        260,014
                                                                                         --------------

OTHER ASSETS
     Patents, net of accumulated amortization of $140,100 . . . . . . . . . . . . . . .         84,029
     Patents pending. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        146,488
     Refundable deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         13,722
            Total other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        244,239
                                                                                         --------------
                                                                                         $   1,684,883
                                                                                         --------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Notes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     180,000
     Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        650,020
     Accrued wages. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        100,184
     Accrued waste disposal . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        114,500
     Other accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         77,376
            Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . .      1,122,080
                                                                                         --------------

NOTE PAYABLE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        400,000
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $0.01 par value; authorized 1,000,000 shares;
            Issued and outstanding zero shares. . . . . . . . . . . . . . . . . . . . .              -
     Common stock, $0.01 par value; authorized 40,000,000 shares and 12,365,586 issued
            and outstanding . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        123,656
     Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . .     14,051,457
     Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (14,012,310)
            Total Stockholders' Equity. . . . . . . . . . . . . . . . . . . . . . . . .        162,803
                                                                                         --------------
                                                                                         $   1,684,883
                                                                                         ==============

The accompanying notes are an integral part of these consolidated financial statements.


                                   H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                                        Consolidated Statements of Operations

                                                                                            Years Ended December 31,

                                                                                              2003          2002
                                                                                           ------------ ------------

SALES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 5,838,088   $ 6,491,113
COST OF SALES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3,894,784     3,730,036
GROSS PROFIT . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,943,304     2,761,077
                                                                                          ------------  ------------
SELLING EXPENSES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      403,079       462,532
GENERAL AND ADMINISTRATIVE EXPENSES. . . . . . . . . . . . . . . . . . . . . . . . . . .    2,161,760     2,644,771
OPERATING LOSS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (621,535)     (346,226)
                                                                                          ------------  ------------
OTHER INCOME (EXPENSE)
 Interest expense. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (120,168)      (83,549)
 Miscellaneous . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (2,049)      225,995
         Total Other Income (Expense). . . . . . . . . . . . . . . . . . . . . . . . . .     (122,217)      142,446
                                                                                          ------------  ------------
NET LOSS BEFORE INCOME TAXES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (743,752)     (203,780)
                                                                                          ------------  ------------
     Income tax provision. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -             -
NET LOSS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  (743,752)  $  (203,780)
                                                                                          ------------  ------------

NET LOSS PER COMMON SHARE -BASIC AND DILUTED . . . . . . . . . . . . . . . . . . . . . .  $     (0.06)  $     (0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12,245,792    11,977,859
DILUTED. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12,245,792    11,977,859
                                                                                          ============  ============

The accompanying notes are an integral part of these consolidated financial statements.



                                         H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                                         Consolidated Statements of Stockholders' Equity
                                          For the years ended December 31, 2003 and 2002

                                                      Common Stock     Additional
                                                                         Paid-in     Accumulated
                                                    Shares     Amount     Capital       Deficit          Total
                                                 --------------------------------------------------------------

BALANCE,
DECEMBER 31, 2001 . . . . . . . . . . . . . . . .11,864,872  $118,649  $14,012,464  $(13,064,778)   $1,066,335

Net loss. . . . . . . . . . . . . . . . . . . . .         -         -            -      (203,780)     (203,780)

Issuance of shares of common stock. . . . . . .     190,001     1,900       18,100             -        20,000
                                                 --------------------------------------------------------------

BALANCE,
DECEMBER 31, 2002 . . . . . . . . . . . . . . .  12,054,873   120,549   14,030,564   (13,268,558)      882,555

Net loss. . . . . . . . . . . . . . . . . . . .           -         -            -      (743,752)     (743,752)

Issuance of shares of common stock. . . . . . .     310,713     3,107       20,893             -        24,000
                                                 --------------------------------------------------------------

BALANCE,
DECEMBER 31, 2003 . . . . . . . . . . . . . . .  12,365,586  $123,656  $14,051,457  $(14,012,310)   $  163,803
                                                 ==============================================================

The accompanying notes are an integral part of this consolidated balance sheet.



                            H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES
                                 Consolidated Statements of Cash Flows

                                                                               Years Ended December 31,
                                                                                    2003        2002
                                                                               ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(743,752)  $(203,780)
         Adjustments to reconcile net loss to net cash
                    provided by (used in) operating activities
            Depreciation and amortization . . . . . . . . . . . . . . . . . . .    219,231     250,257
            Loss on sale of disposal of equipment . . . . . . . . . . . . . . .      5,316       2,518
            Provision for doubtful accounts . . . . . . . . . . . . . . . . . .     77,829      80,010
            Gain on sale of Chlor-Rid(R) rights . . . . . . . . . . . . . . . .          -    (225,000)
            Common stock issued for services. . . . . . . . . . . . . . . . . .     24,000      20,000
            Changes in working capital components
                Trade accounts receivable . . . . . . . . . . . . . . . . . . .   (350,986)    180,955
                Inventories . . . . . . . . . . . . . . . . . . . . . . . . . .    (32,871)    (19,243)
                Costs of uncompleted contracts. . . . . . . . . . . . . . . . .      8,039      40,287
                Other receivables . . . . . . . . . . . . . . . . . . . . . . .   (121,694)    (29,802)
                Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . .      4,031       3,817
                Refundable deposits and other assets. . . . . . . . . . . . . .     (3,830)         48
                Accounts payable. . . . . . . . . . . . . . . . . . . . . . . .    337,060      25,701
                Accrued wages and other accrued expenses. . . . . . . . . . . .    (93,685)     43,129
                         Net cash provided by (used in) operating activities. .   (671,312)    168,897
                                                                                 ----------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES
        Capital expenditures. . . . . . . . . . . . . . . . . . . . . . . . . .    (81,207)   (178,015)
        Cash received from sale of Chlor-Rid(R) rights. . . . . . . . . . . . .          -     225,000
        Expenditures related to patents and patents pending . . . . . . . . . .    (19,617)    (27,457)
                         Net cash provided by (used) in investing activities. .   (100,824)     19,528
                                                                                 ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from issuance of notes payable . . . . . . . . . . . . . . . .    949,600     369,114
        Principal payments on notes payable . . . . . . . . . . . . . . . . . .   (382,789)   (378,439)
                         Net cash provided by (used) in financing activities. .    566,811      (9,325)
                                                                                 ----------  ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . . . . . . . . . . . . .   (205,325)    179,100
                                                                                 ----------  ----------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR. . . . . . . . . . . . . . . . .    254,859      75,759
CASH AND CASH EQUIVALENTS AT END OF YEAR. . . . . . . . . . . . . . . . . . . .  $  49,534   $ 254,859
                                                                                 ----------  ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for interest. . . . . . . . . . . . . . . . . . . . .  $ 120,168   $  83,549
Cash paid during the year for income taxes. . . . . . . . . . . . . . . . . . .  $       -   $       -
                                                                                 ==========  ==========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Prepaid insurance financed with note payable. . . . . . . . . . . . . . . . . .  $ 369,600   $ 369,114

The accompanying notes are an integral part of this consolidated balance sheet.

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

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

The Company's strategy has involved concentrating its efforts on providing pipeline rehabilitation and other system cleaning services to a diverse group of customers. The Company has undertaken and continues to undertake substantial efforts to diversify its customer base and expand its markets. In 2003 and 2002, sales to the U.S. Navy under the Portsmouth CIS contract were 15% and 33%, respectively, of consolidated sales. The 5-year U.S. Navy contract is renewable each year at the option of the U.S. Navy. On September 20, 2002, the Company was co-awarded a new five-year contract with the U.S. Navy. Of all the firms responding to the Navy solicitation, two awards were made for the contract after careful evaluation in accordance with the solicitation based on a determination of "best value" to the Navy. The aggregate contract minimum for the two awards is $107,097, while the contract maximum for the two awards is a total of $5,948,312. The 5-year U.S. Navy contract expires in September 2007. We are unable to determine how much of this contract will be awarded to the Company. Included in accounts receivable at December 31, 2003 is $195,495 for the U.S. Navy.

The Company has a five-year General Service Administration service supply contract issued in December of 2000 for delivery of marine services on a worldwide basis. This GSA service supply contract allows the U. S. Navy and U.S. Coast Guard to access the Company's marine services as an alternative contract source of procurement to the previously described CHT contract, giving marine services procurement officers another contract option to use the Company's services.


SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

PRINCIPLES  OF  CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. All references to the Company herein refer to the Company and its subsidiaries.


USE  OF  ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include gross profit and deferred tax asset valuation.

INCOME  TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.


CASH  AND  CASH  EQUIVALENTS

The Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents.


STOCK-BASED  COMPENSATION

The Company applies the provisions of Accounting Principals Board (APB) Opinion 25, "Accounting for Stock Issued to Employees," and provides the pro forma net loss disclosures for employee stock option grants as if the fair-value-based method, defined in Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," had been applied.

In accordance with APB Opinion No. 25, compensation expense is recorded over the vesting period only if the current estimated market price of the underlying stock on the date an option is granted exceeds the exercise price. Under the requirements of SFAS No. 123, non-employee stock-based transactions require compensation to be recorded based on the fair value of the securities issued or the services received, whichever is more reliably measurable.

No stock-based employee compensation cost has been recognized, as all options granted under stock-based compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant, and there were no options or warrants granted to non-employees during 2002 or 2003. At December 31, 2003, the Company has two stock-based compensation plans, which are described more fully in Note 5. The following table illustrates the effect on net loss and loss per share had compensation cost for all of the stock-based compensation plans been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123, "Accounting for Stock-Based Compensation"):


                                                   Years Ended December 31,
                                                   ------------------------
                                                          2003        2002
                                                     ----------  ----------
Net loss:
As reported . . . . . . . . . . . . . . . . . . . .  $(743,752)  $(203,780)

Deduct total stock-based employee compensation
   expense determined under fair value based method
   for all awards, net of related tax effects . . .     (6,526)    (12,302)

Pro forma . . . . . . . . . . . . . . . . . . . . .  $(750,278)  $(216,082)

Basic loss per share:
     As reported. . . . . . . . . . . . . . . . . .  $   (0.06)  $   (0.02)
     Pro forma. . . . . . . . . . . . . . . . . . .  $   (0.06)  $   (0.02)
                                                     ==========  ==========

Diluted loss per share:
     As reported. . . . . . . . . . . . . . . . . .  $   (0.06)  $   (0.02)
     Pro forma. . . . . . . . . . . . . . . . . . .  $   (0.06)  $   (0.02)
                                                     ==========  ==========


The weighted average fair value per option granted in the years ended December 31, 2003 and 2002, using the Black-Scholes valuation model was $-0- and $0.10, which was computed from the following assumptions:



                              Years ended December 31,
                             -------------------------
                                            2003-2002
                                            ----------
     Risk-free interest rate at grant date  4.03-5.08%
     Expected stock price volatility . . .     100.00%
     Expected dividend yield . . . . . . .         --
     Expected life of option . . . . . . .   10 years
     Forfeiture rate . . . . . . . . . . .          5%


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


ACCOUNTS  RECEIVABLE

Trade receivables are generated primarily from prime and subcontracting arrangements with U.S. governmental agencies. Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. A valuation allowance is provided for known and anticipated credited losses, as determined by management in the course of regularly evaluating individual customer receivables. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. No interest is charged on customer accounts. Unbilled receivables represent costs and fees earned in excess of billings. The Company factors certain receivables without recourse which meet the criteria for sales and are treated accordingly.

EQUIPMENT  AND  LEASEHOLDS

Equipment and leaseholds are stated at cost. Depreciation and amortization is computed over the estimated useful lives of the assets by the straight-line method for financial reporting.

Equipment  and  leaseholds  at  December  31,  2003  are:

Equipment                                                             $1,396,945
Office  furniture,  computers  and  leasehold improvements               179,391
                                                                    ------------
                                                                       1,576,336
     Less  accumulated  depreciation and amortization                (1,316,322)
                                                                     -----------
     Net  equipment  and  leaseholds                                 $   260,014
                                                                     ===========

The useful lives of equipment and leaseholds for computing depreciation and amortization range from three to ten years. The useful lives for leaseholds were estimated using the lower of the life of the improvement or the lease term. Depreciation and amortization expense on equipment and leaseholds was $201,088 and $226,523 for the years ended December 31, 2003 and 2002, respectively. The depreciation expense on assets acquired under capital lease is included with depreciation expense on owned assets. Assets acquired under capital leases totaled $101,768, and the accumulated depreciation on these assets totaled $97,480 at December 31, 2003. Maintenance and repairs that do not improve or extend the life of the assets are expensed as incurred.


IMPAIRMENT  OF  LONG-LIVED  ASSETS

The Company continually evaluates whether events and circumstances have occurred that indicate potential impairment of long-lived assets, indicating the remaining balance of these assets may not be recoverable. When factors indicate these assets should be evaluated for possible impairment, the Company's management uses several factors to measure impairment, including the Company's projection of future operating cash flows relating to these assets. No impairment losses have been recorded by the Company during the years ended December 31, 2003 and 2002.


PATENTS  AND  PATENTS  PENDING

Patents issued are stated at cost and amortized on the straight-line basis over 10 years. Amortization of patents totaled approximately $18,100 and $22,000 for the years ended December 31, 2003 and 2002, respectively. Costs for patents pending are amortized when the patents are awarded. Unamortized costs for patents that are denied or have no continuing application to the Company's ongoing businesses as well as maintenance costs are expensed. Such expenses were approximately $300 and $2,000 for the years ended 2003 and 2002, respectively.


REVENUE  RECOGNITION

For chemical product sales, the Company recognizes revenue at the time products are shipped to customers. For most service projects, the Company recognizes revenue and costs when the services are completed. For fixed price contracts in excess of a 3-month duration, revenue is recognized on the percentage of completion method, measured by the percentage of cost incurred to date to estimated total cost for each contract. This method is used because management considers total cost to be the best available measure of progress on these contracts. During 2003, the Company was awarded a contract that was expected to have a duration that was longer than 3 months in duration.

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


RESEARCH  AND  DEVELOPMENT

Research and development costs are expensed as incurred. The Company estimates that it spent approximately $20,000 and $10,000 on research and development activities during fiscal 2003 and 2002, respectively.


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

A reconciliation of the basic and diluted loss per share (EPS) computation for the years ended December 31, 2003 and 2002 is as follows:


                                                Year Ended December 31, 2003
                                           -------------------------------------
                                         Net Loss        Shares         Per Share
                                        (Numerator)   (Denominator)       Amount
                                       --------------  -------------  -----------
Basic EPS . . . . . . . . . . . . . .  $    (743,752)   12,245,792    $    (0.06)
                                                                      ===========
Effect of stock options and warrants.              -               -
                                       --------------  -------------
Diluted EPS . . . . . . . . . . . . .  $    (743,752)   12,245,792    $    (0.06)
                                       ==============  =============  ===========

                                                Year Ended December 31, 2002
                                           -------------------------------------
                                         Net Loss. . . . Shares         Per Share
                                        (Numerator) . .Denominator)       Amount
-------------------------------------  --------------  -------------  -----------
Basic EPS . . . . . . . . . . . . . .  $    (203,780)   11,977,859    $    (0.02)
                                                                      ===========
Effect of stock options and warrants.              -               -
                                       --------------  -------------
Diluted EPS . . . . . . . . . . . . .  $    (203,780)   11,977,859    $    (0.02)
                                       ==============  =============  ===========

The warrants and options outstanding have not been included in the calculation since they would be anti-dilutive.

RECENTLY  ISSUED  ACCOUNTING  STANDARDS

Effective July 1, 2003, the Company adopted SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 addresses the standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity that have been presented either entirely as equity or between the liabilities section and equity section of the statement of financial position. Adoption of SFAS No. 150 had no effect on the Company's financial statement presentation for the year ended December 31, 2003.

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the equity investors in an entity do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires a company to evaluate all existing arrangements to identify situations where a company has a "variable interest" (commonly, a thinly capitalized entity) and further determine when such variable interests require a company to consolidate the variable interest entities' financial statements with its own. The Company is required to perform this assessment by December 31, 2004 and consolidate any variable interest entities for which it will absorb a majority of the entities' expected losses or receive a majority of the expected residual gains. Management has performed this assessment, and it is not aware of any material variable interest entity that it may be required to consolidate.

Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-loved assets. SFAS No. 144 requires an impairment loss to be recognized only if the carrying amounts of long-lived assets to be held and used are not recoverable from their expected undiscounted future cash flows. Adoption of SFAS No. 144 had no effect on the Company's consolidated financial position, consolidated results of operations, or liquidity.


2.  NOTES  PAYABLE

Notes Payable consists of related party notes of $580,000 (as described further in Note 9) at December 31, 2003.


3.  INCOME  TAXES

The Company has experienced recurring losses and as such, there is no provision (benefit) for income taxes.


The  components  of  deferred  taxes  as  of  December 31, 2003, are as follows:


CURRENT DEFERRED TAX ASSETS:
Accruals not currently deductible for tax. . . . . . . . . . . .  $   166,500
Current portion of valuation allowance . . . . . . . . . . . . .     (166,500)
                                                                  ------------
                                                                  $         -
                                                                  ------------
NON-CURRENT DEFERRED TAX ASSETS:
Equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    61,300
Net operating loss carry forwards for federal and state purposes    3,785,400
Non-current portion of valuation allowance . . . . . . . . . . .   (3,846,700)
                                                                  ------------
                                                                  $         -
                                                                  ------------


The Company's effective income tax rate differs from federal statutory income tax rate for the years ended December 31, 2003 and 2002 due to the following:


                                   Years Ended December 31,
                                 --------------------------
                                        2003        2002
                                 -------------  -----------
Computed "expected" expense
(benefit) . . . . . . . . . . . . .  $(260,000)  $(71,000)

Nondeductible expenses. . . . . . .    .20,000     14,000
Effect of states taxes. . . . . . .    (45,000)   (12,000)

     Change in valuation allowance.    265,000     62,000
     Other. . . . . . . . . . . . .     20,000      7,000

                                     $      --   $     --


Because the Company has no prior year carry-back taxable income, the expected tax benefit from the 2003 and 2002 operating losses results in deferred tax assets which have been fully reserved

Net operating loss carry forwards for federal tax purposes totaled approximately $10,626,000 at December 31, 2003. Net operating loss carry forwards for state income tax purposes totaled approximately $2,875,000 at December 31, 2003. These losses are available for carry forward against future years' taxable income, subject to certain limitations, and expire in various years from 2008 through 2022.


4.  STOCKHOLDERS'  EQUITY

COMMON  STOCK

During 2003 and 2002, the Company issued 310,713 and 190,001 shares of Common Stock, respectively, to its outside directors as a part of their annual compensation in the amount of $24,000 and $20,000 for 2003 and 2002, respectively. These amounts were valued at the closing stock price on the last day of the quarter.

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

WARRANTS

As of December 31, 2003, outstanding warrants issued for the purchase of shares of Common Stock to various consultants at exercise prices ranging from $0.35 to $1.06 per share totaled 30,000. The Company valued the warrants at the date of grant using the Black-Scholes valuation model and has amortized these costs in prior years. All such warrants are currently exercisable within the above price range and expire at various dates through September 2005.


5.  STOCK  BASED  COMPENSATION

In October 1993, the Company adopted an incentive stock option plan for 350,000 shares of Common Stock that may be granted to employees. The Company adopted an additional plan in 1996 for 1,000,000 shares of Common Stock available for grant to employees, officers, directors and consultants of the Company. In 2002, the stockholders approved an increase to 4,000,000 shares of eligible Common Stock available for grants under the 1996 plan. The exercise price per share may not be less than the fair market value on the date of the grant. Generally, options granted vest over a period up to five years and expire over varying periods through 2012.

In addition to the above plans, the Company granted: (1) a former officer options to purchase 250,000 shares of Common Stock at an exercise price of $1.75 per share of which 150,000 of these options were cancelled in 2003. The options currently exercisable total 100,000 and expire no later than December 31, 2005;
(2) various key employees' options to purchase 140,000 shares of Common Stock at an exercise price of $0.3125 per share. Of the 140,000 options granted through 1995, 40,000 expired in December 2001 and the remaining 100,000 expired December 2002.

Overall  activity  in  the  Company's  stock  options:


                                               Years ended December 31,

                                                       2003       2002
                                                   ----------  ---------
                                                Weighted. . . . . .  Weighted
                                                 Average . . . . . .  Average
                                                Exercise. . . . . .  Exercise
                                     Options . . Price     Options      Price
---------------------------------  ----------  ---------  ----------  -------

Outstanding, at beginning of year  1,305,000   $   0.51   1,498,700   $ 0.52
---------------------------------  ----------  ---------  ----------  -------
Granted . . . . . . . . . . . . .          -   $      -     125,000   $ 0.11
---------------------------------  ----------  ---------  ----------  -------
Exercised . . . . . . . . . . . .          -   $      -           -   $    -
---------------------------------  ----------  ---------  ----------  -------
Canceled/Expired. . . . . . . . .   (537,500)  $  (0.69)   (318,700)  $(0.39)
---------------------------------  ----------  ---------  ----------  -------
Outstanding at end of year. . . .    767,500   $   0.39   1,305,000   $ 0.51
---------------------------------  ----------  ---------  ----------  -------
Exercisable at end of year. . . .    674,300   $   0.43   1,055,800   $ 0.60
---------------------------------  ----------  ---------  ----------  -------


Details regarding the options outstanding at December 31, 2003:
Outstanding. . . . . . . . . . . . . . . . . . . . .  Exercisable
----------------------------------------------------  -----------

                  Weighted     Weighted  Weighted
Exercise . . . .   Average      Average   Average
Price. . . . . .  Remaining    Exercise  Exercise
Range. . . . . . .  Number       Life      Price       Number   Price
---------------  -----------  ---------  ---------    -------  ------
0.09 - $0.10. .    285,000      7.91  $    0.10       234,000  $ 0.10
0.16 - $0.25. .    187,000      6.60  $    0.19       144,800  $ 0.19
0.30 - $0.32. .    195,500      2.93  $    0.31       195,500  $ 0.31
1.00 - $1.75. .    100,000      1.92  $    1.75       100,000  $ 1.75
                  --------                           --------
                   767,500. . . . . . . . . . . . .   674,300
                  ========                           ========


6.  SEGMENT  INFORMATION

For the years ended December 31, 2003 and 2002, the Company's major business segments are pipe cleaning services, tank cleaning services and industrial chemical sales.


Information by segment for the year ended December 31, 2003:
                                                Pipe          Tank         Industrial   Corporate     Consolidated
                                              Cleaning      Cleaning        Chemical
                                              Services      Services          Sales
                                            ----------------------------------------------------------------------
Sales. . . . . . . . . . . . . . . . . . .   $2,132,434     $3,433,128  $    272,526     $    -0-    $  5,838,088
Income (loss) from continuing operations . .    (14,598)       622,702       104,993   (1,456,849)       (743,752)
Total assets . . . . . . . . . . . . . . . .    720,832        491,397        73,204      399,450       1,684,883
Depreciation and amortization. . . . . . . . .  128,519         57,706         5,979       27,027         219,231
Capital expenditures . . . . . . . . . . . .     47,627         33,580           -0-          -0-          81,207



Information by segment for the year ended December 31, 2002:
                                                Pipe          Tank         Industrial   Corporate     Consolidated
                                              Cleaning      Cleaning        Chemical
                                              Services      Services          Sales
                                            ----------------------------------------------------------------------
Sales. . . . . . . . . . . . . . . . . . .   $3,176,334     $3,142,805  $    171,974     $    -0-    $  6,491,113
Income (loss) from continuing operations . .    386,329        900,328       108,301   (1,598,738)       (203,780)
Total assets . . . . . . . . . . . . . . . .    514,372        432,133        83,114      564,831       1,594,450
Depreciation and amortization. . . . . . . . .  145,149         37,539        10,010       57,559         250,257
Capital expenditures . . . . . . . . . . . .     57,342        104,221           -0-       16,452         178,015


Segment  profitability  is  determined  before allocation of corporate overhead.

7.  COMMITMENTS  AND  CONTINGENCIES

WASTE  DISPOSAL  LIABILITY

The Company has a facility in Virginia that is currently used to store waste. Before the lease of this facility expires, the Company will be required to properly dispose of all waste. Management has estimated the cost of disposal to be $114,500. This amount has been accrued at December 31, 2003. A lease option extension for another year was executed during the year ending December 31, 2004 at $3,900 per month.


LEASE  COMMITMENTS

The Company has operating leases, expiring through 2006, for office and warehouse facilities in Portsmouth, Virginia and National City, California and for office and other equipment. Rental expense associated with all operating leases was $95,062 and $101,199 for the years ended December 31, 2003 and 2002, respectively.


Future minimum payments under operating leases, exclusive of any subleases, as of December 31, 2003 are:
Years Ending December 31,. . . . . .  .  Amount
2004 . . . . . . . . . . . . . . . .   $112,396
-------------------------------------  --------
2005 . . . . . . . . . . . . . .  . .    42,000
-------------------------------------  --------
2006 . . . . . . . . . . . . . .  . .    39,240
-------------------------------------  --------
                                       $193,636
-----------------------------------------------



8.  LEGAL  PROCEEDINGS

The Company is involved in one legal proceeding, arising out of operations in the ordinary course of business, in which the Company is the complainant party. The suit, which seeks injunctive relief and damages, was brought to preclude or otherwise limit the benefits the Company believes were wrongfully obtained by the defendants as a result of the misappropriation and use of our confidential information and trade secrets by a former employee.


9.  RELATED  PARTY  TRANSACTIONS

The Company paid a commissioned sales representative, who is also a greater than 5% stockholder, $13,672 and $9,443 in the years 2003 and 2002 for sales commissions, respectively.

On February 23, 2003, the Company entered into a one-year renewable Interest Only Non-Recourse Promissory Note and Security Agreement for $400,000 with one of its Directors. The Note was renewed at the end of the original term by the mutual agreement of both parties. The Note, as renewed, is renewable by mutual agreement of the parties. The holder's security interest in the Company's assets is subordinate to the security interests of the Company's Factor under its Agreement with Factor described in footnote 10. The note pays interest at 8% per annum. Interest is paid monthly. The note was renewed by extension until February 23, 2005 and the parties have agreed on April 9, 2004 to extend the term of $200,000 of principal to be due on February 23, 2007.

On  September  12,  2003,  the Company entered into a Promissory Demand Note for
$30,000 with its Chief Executive Officer and Board Chairman. The note pays interest at 8% per annum. Interest is paid monthly.

On December 2, 2003, the Company entered into a Promissory Demand Note for $50,000 with its Chief Executive Officer and Board Chairman. The note pays interest at 8% per annum. Interest is paid monthly.

On December 8, 2003, the Company entered into a six-month renewable Promissory Term Note for $50,000 with one of its Directors. The note can be renewed at the end of the original term by the mutual agreement of both parties. The note pays interest at 8% per annum. Interest is paid monthly.

On December 17, 2003, the Company entered into a six-month renewable Promissory Term Note for $50,000 with the spouse of its Directors. The note can be renewed at the end of the original term by the mutual agreement of both parties. The note pays interest at 8% per annum. Interest is paid monthly.


10.  AGREEMENT  WITH  FACTOR

The Company has an arrangement for a factoring facility whereby the factor purchases eligible receivables and advances 85% of the purchased amount to the Company. Purchased receivables may not exceed $1,500,000 ($1,000,000 in 2002) at any one time. Either party may cancel the arrangement with 30 days notice. At December 31, 2003, there was $626,036 of factored receivables ($719,132 at December 31, 2002) of which the Company has received $620,560 from the factor. This $620,560 and $5,476 in interest expense are not shown as receivables. This arrangement is accounted for as a sale of receivables on which the factor has recourse to the 15% residual of aggregate receivables purchased and outstanding. Interest payable by the Company to the factor is calculated as a fixed discount fee equal to 0.75% of the amount of the receivable factored plus a variable (1.5% above the institutions base rate, with a minimum of 7%) discount fee computed on the amount advanced to the Company and accruing on the basis of actual days elapsed from the date of the 85% advance until 3 days after collection of such account receivable by the factor at a per annum rate equal to an internal rate set by the factor. The rate at December 31, 2003 and 2002 was 7%. In connection with this agreement, the Company is required to maintain certain financial covenants. The Company was not in compliance with the minimum tangible net worth covenant as of December 31, 2003. In the event of a breach of representation, warranty or agreement, the institution has a security interest in the Company's assets.

On April 5, 2004, the Company executed a third amendment to its factoring agreement. The amendment increased the fixed discount rate from 0.75% to 1.0% in exchange for the removal of the tangible net worth financial covenant.


11.  401(K)  PROFIT  SHARING  PLAN

The Company has a 401(k) profit sharing plan available to all eligible employees who are age 21 (twenty-one) and have completed six months of service. The Board approved an employer matching contribution of 25% totaling $24,432 for 2003 and $25,067 for 2002.


12.  EMPLOYMENT  AGREEMENTS

In connection with a certain employment agreement there were no bonuses awarded for the years ended December 31, 2003 and 2002. There were no bonuses awarded to any Officer for the years ended December 31, 2003 and 2002. The Chief Executive Officer's employment agreement has been extended for another term of one-year. Each Officer's employment agreement includes a non-compete agreement effective upon termination of employment. A certain executive employment agreement provides for an auto allowance or company car.

13.  SUBSEQUENT  EVENTS

In January of 2004 the Company entered into a joint development agreement for the further development of the Company's HERC-KOAT technology for post-cleaning water pipe surface coating. Our development associate paid $25,000 for the right and obligation to fund further development of the existing technology to get to a stage so that the Company would be capable of filing a patent application with the United States Patent and Trade Office. Any potential patent granted would be jointly owned. Prior to the filing of a patent application, either party may terminate the agreement with the consent of the other party. In the event of agreed termination, the party desiring the technology shall obtain from the other assignment of all right and title to the technology in exchange for repayment of all development costs incurred by the assigning party.

During January 2004, the Company granted a five-year exclusive license to Seiwa Pro, Ltd. of Osaka, Japan to use substantially all of the Company's chemical cleaning patents and technology to clean marine ship piping systems, municipal potable distribution systems, commercial, institutional and industrial infrastructure and facilities piping, water well rehabilitation, and fire protection sprinkler systems in Japan, China, Taiwan, Korea, Singapore and Malaysia. The license agreement provides that Seiwa will pay the Company royalties at rates designated in the agreement ranging from 3-10% of sales, such royalty percentage rates decreasing as sales volume increases. Seiwa will prepay royalties of $500,000, payable in two equal installments of $250,000 net of total treaty withholding taxes of $50,000. The first installment was received in February 2004, and accrues interest for the benefit of Seiwa at the rate of 2.25% per annum. The second installment is due and payable during July 2004, and once paid, the total prepaid royalty will accrue interest at a rate of 4.5% per annum. Any interest accrued on the prepaid royalty will increase the amount of the prepaid royalty. The agreement requires Seiwa to meet minimum royalties of $50,000 in 2005 and $100,000 in each of 2006, 2007, and 2008.
Under the agreement if at the end of the primary term there is any remaining prepaid royalty balance after application of credit for minimum royalties, the Company will repay to Seiwa the balance plus accrued interest. Alternatively under the agreement, in the event the parties agree on applicable terms, the Company may permit Seiwa to convert any unearned prepaid royalty balance into shares of the Company's common stock.


14.  MANAGEMENT'S  PLANS

The Company is financially recovering from the decline of revenue resulting from the extended Middle East military deployment in 2003 that reduced the availability of United States Navy ships on which to provide marine pipe and tank cleaning services from the fourth quarter of 2002 to the fourth quarter of 2003. The recovery results from cost reductions implemented in 2003 and revenue expansion opportunities in late 2003 and 2004, with the return of the Navy. During 2003, the Company down-sized personnel by $620,000 and cut property, casualty and liability insurance premiums by $100,000 to save cash totaling $720,000 on an annualized basis. During 2004, the Company anticipates reducing specialty and potable division sales and marketing costs by about $180,000, and the Company's most significant affiliate lender has agreed to extend $200,000 of his $400,000 one year term note to a term of three years. Revenue expansion will focus on providing more marine pipe and tank cleaning services to the U.S. Navy worldwide. The most significant expansion of revenue is anticipated in the Navy's west coast and Japanese ports that will be serviced through the Company's new offices near San Diego, California. The Company intends to expand both sales and marketing services to marine customers, and intends to expand the menu of services offered to augment pipe and tank cleaning. The Company will actively seek new licensees for specialty and potable water pipe and fire protection cleaning technologies through anticipated licensing of the Company's patents in foreign and domestic markets in addition to servicing existing specialty and potable customers. The Company will continue to support sales and marketing efforts to existing and new industrial chemical customers.