Form 10QSB
period 2004-03-31
H E R C PRODUCTS INC
filed 2004-05-14
CIK 919010

U.S.   SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004


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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES         X          NO______
        -------

Indicate  by  check  mark  whether  the  registrant  is an accelerated filer (as
defined  by  Rule  12b-2 of the Exchange Act).         YES  ______    NO       X
                                                                         -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                                           Outstanding  at
                                    Class                   May  1,  2004
                                    -----                  ---------------
                        Common  Stock,  $.01  par  value      12,551,298

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

Index  To  Consolidated  Financial  Statements

PART  I.  FINANCIAL  INFORMATION                                       Page  No.

   Item  1.  Financial  Statements

    Consolidated  Financial  Statements:
    Consolidated  Balance  Sheets  March  31, 2004 and December 31, 2003       3
    Consolidated  Statements  of Operations Three Months Ended March 31,
     2004  and  2003                                                           5
    Consolidated  Statements  of Cash Flows Three Months Ended March 31,
     2004  and  2003                                                           6

    Notes  to  Consolidated  Financial  Statements                             7

   Item  2.  Management's  Discussion  and  Analysis  of Financial Condition
             and  Results  of  Operations                                     13

   Item  3.  Controls  and  Procedures                                        19

PART  II.  OTHER  INFORMATION

   Item  2  -  Changes  in  Securities                                        20

   Item  6  -  Exhibits  and  Reports  on  Form  8-K                          20

Signatures                                                                    21

License  Agreement                                                            22

Schedules                                                                     35

Certifications                                                                37


ITEM 1. FINANCIAL STATEMENTS

                                           H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                                                     Consolidated Balance Sheet

                                                                                       March 31,    December 31,
                                                                                         2004           2003
ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (Unaudited)        (Note 1)
CURRENT ASSETS
     Cash and cash equivalents                                                      $     125,218   $     49,534
     Trade accounts receivable, net of allowance for
           doubtful accounts of $169,000 and $169,000, respectively                       485,428        614,660
     Inventories                                                                           68,085         79,175
     Costs of uncompleted contracts                                                        83,023        102,204
     Unbilled and other receivables                                                       365,839        291,897
     Prepaid expenses                                                                     246,434         43,160
           Total current assets                                                         1,374,027      1,180,630
                                                                                    --------------  -------------

EQUIPMENT AND LEASEHOLDS
     Equipment and leaseholds                                                           1,605,024      1,576,336
     Less: accumulated depreciation                                                    (1,361,480)    (1,316,322)
           Net equipment and leaseholds                                                   243,544        260,014
                                                                                    --------------  -------------

OTHER ASSETS
     Patents, net of accumulated amortization of $144,297 and $140,100, respectively       86,524         84,029
     Patents pending                                                                      148,005        146,488
     Refundable deposits                                                                   14,932         13,722
            Total other assets                                                            249,461        244,239
                                                                                    --------------  -------------
                                                                                     $  1,867,032   $  1,684,883
                                                                                     -------------  -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Notes payable                                                                   $     498,970   $    180,000
     Accounts payable                                                                      525,461        650,020
     Accrued wages                                                                         118,693        100,184
     Accrued waste disposal                                                                114,500        114,500
     Deferred royalty revenue                                                              250,000              -
     Other accrued expenses                                                                 46,246         77,376
            Total current liabilities                                                    1,553,870      1,122,080
                                                                                     --------------  -------------

LONG-TERM LIABILITIES
     Notes payable                                                                         200,000        400,000

STOCKHOLDERS' EQUITY
     Preferred stock, $0.01 par value; authorized 1,000,000 shares;
            issued and outstanding zero shares                                                   -              -
     Common stock, $0.01 par value; authorized 40,000,000 shares; issued and
            outstanding 12,440,586, and 12,365,586 shares, respectively                    124,406        123,656
     Additional paid-in capital                                                         14,056,706     14,051,457
     Accumulated deficit                                                               (14,067,950)   (14,012,310)
            Total Stockholders' Equity                                                     113,162        162,803
                                                                                     --------------  -------------
                                                                                      $  1,867,032   $  1,684,883
                                                                                      =============  =============

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.



                                           H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                                                Consolidated Statements of Operations
                                                             (Unaudited)

                                                                  Three Months Ended March 31,
                                                                         2004          2003

SALES. . . . . . . . . . . . . . . . . . . . . .                    $ 1,534,899   $ 1,243,260
COST OF SALES. . . . . . . . . . . . . . . . . .                        988,402       743,798
GROSS PROFIT . . . . . . . . . . . . . . . . . .                        546,497       499,462
                                                                    ------------  ------------
SELLING EXPENSES . . . . . . . . . . . . . . . .                         78,127        97,874
GENERAL AND ADMINISTRATIVE EXPENSES. . . . . . .                        484,871       568,935
OPERATING LOSS . . . . . . . . . . . . . . . . .                        (16,501)     (167,347)
                                                                    ------------  ------------
OTHER EXPENSE
 Interest expense. . . . . . . . . . . . . . . .                        (39,139)      (19,099)
         Total Other Expense . . . . . . . . . .                        (39,139)      (19,099)
                                                                    ------------  ------------
NET LOSS BEFORE INCOME TAXES . . . . . . . . . .                        (55,640)     (186,446)
                                                                    ------------  ------------
     Income tax provision. . . . . . . . . . . .                              -             -
NET LOSS . . . . . . . . . . . . . . . . . . . .                    $   (55,640)  $  (186,446)
                                                                    ============  ============

NET LOSS PER COMMON SHARE -BASIC AND DILUTED . .                    $     (0.00)  $     (0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC. . . . . . . . . . . . . . . . . . . . . .                     12,440,586    12,129,873
DILUTED. . . . . . . . . . . . . . . . . . . . .                     12,440,586    12,129,873
                                                                    ============  ============

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.



                                           H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                                                Consolidated Statements of Cash Flows
                                                             (Unaudited)

                                                                       Three Months Ended March 31,
                                                                         2004               2003
                                                                       ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss. . . . . . . . . . . . . . . . . . . . . . . . . .  $        (55,640)  $(186,446)
         Adjustments to reconcile net loss to net cash
                    used in operating activities
            Depreciation and amortization. . . . . . . . . . . . . .            49,309      51,050
            Common stock issued for services . . . . . . . . . . . .             5,999       7,503
            (Increase) decrease in assets
                Trade accounts receivable. . . . . . . . . . . . . .           129,232     (18,321)
                Inventories. . . . . . . . . . . . . . . . . . . . .            11,090     (37,784)
                Costs of uncompleted contracts . . . . . . . . . . .            19,181      95,745
                Unbilled and other receivables . . . . . . . . . . .           (73,942)   (255,535)
                Prepaid expenses . . . . . . . . . . . . . . . . . .          (203,274)   (325,201)
                Refundable deposits and other assets . . . . . . . .            (1,210)      5,993
            Increase (decrease) in liabilities
                Accounts payable . . . . . . . . . . . . . . . . . .          (124,559)    (20,193)
                Accrued wages and other accrued expenses . . . . . .           (12,621)     10,964
                Deferred royalty revenue . . . . . . . . . . . . . .           250,000           -
                         Net cash used in operating activities . . .            (6,435)   (672,225)
                                                                      ------------------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
        Capital expenditures . . . . . . . . . . . . . . . . . . . .           (28,688)    (38,677)
        Expenditures related to patents and patents pending. . . . .            (8,163)     (1,302)
                         Net cash used in investing activities . . .           (36,851)    (39,979)
                                                                      -----------------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from issuance of notes payable. . . . . . . . . . .           166,917     738,205
        Principal payments under notes payable . . . . . . . . . . .           (47,947)   (124,890)
                         Net cash provided by financing activities .           118,970     613,315
                                                                      -----------------  ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS . . . . . . . .            75,684     (98,889)
                                                                      -----------------  ----------
CASH AT BEGINNING OF PERIOD. . . . . . . . . . . . . . . . . . . . .            49,534     254,859
CASH AT END OF PERIOD. . . . . . . . . . . . . . . . . . . . . . . .  $        125,218   $ 155,970
                                                                      -----------------  ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for interest . . . . . . . . . . . . . .  $         39,139   $  17,920

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Prepaid insurance financed with note payable . . . . . . . . . . . .  $        166,917   $ 338,205

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 MARCH 31, 2004

1.  BASIS  OF  PRESENTATION

The accompanying unaudited consolidated financial statements (except for the balance sheet at December 31, 2003, which is derived from audited financial statements) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the requirements of regulation S-B of the Securities and Exchange Commission and consequently do not include all of the disclosures normally made in complete annual financial statement filing. Accordingly, the consolidated financial statements of H.E.R.C. Products Incorporated included herein should be reviewed in conjunction with the consolidated financial statements and the accompanying footnotes included within the Company's Form 10-KSB for the year ended December 31, 2003.

In the opinion of management, the consolidated financial statements reflect all adjustments necessary to fairly report the Company's financial position and results of operations for the interim period. All such adjustments are normal and recurring in nature. The interim consolidated results of operations are not necessarily indicative of results to be expected for the year ending December 31, 2004.

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issues to Employees" and related interpretations to account for its stock option plans. The Company grants options for common stock at an option price equal to the fair market value of the stock at the date of grant. Accordingly, the Company does not record stock-based compensation expense for these options. The Company's stock option plans are more fully described in the Company's Annual Report on Form 10-KSB for fiscal year 2003.

The following table illustrates the effect on net earnings, net earnings per basic common share and net earnings per diluted common share, as if compensation cost for all options had been determined based on the fair market value recognition provision of a Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure:"


                                                        Three months ended March 31,
                                                             2004            2003
Net loss applicable to common stockholders. . . . . .  $        (55,640)  $(186,446)
Deduct: Total stock-based employee expense
   determined under the fair value based method
   for all awards, net of related tax benefits. . . .            (1,060)     (1,631)
Pro-forma net loss applicable to common
   Stockholders . . . . . . . . . . . . . . . . . . .  $        (56,700)  $(188,077)
Basic and diluted earnings per common share . . . . .  $              -   $   (0.02)
                                                       -----------------  ----------
Pro-forma basic and diluted earnings per common share  $              -   $   (0.02)


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

The current asset, "unbilled receivables" represents revenue recognized in excess of amounts billed. Royalty revenue is recorded when the licensee acknowledges that royalties have been earned on their related sales. Royalties are calculated based upon a certain percentage of the related licensee sales.

3.  AGREEMENT  WITH  FACTOR

The Company has an arrangement for a factoring facility whereby the factor purchases eligible receivables and advances 85% of the purchased amount to the Company. Purchased receivables may not exceed $1,500,000 at any one time. Either party may cancel the arrangement with 30 days notice. At March 31, 2004, there was $638,379 of factored receivables ($363,415 at March 31, 2003), of which the Company has received $632,796 from the factor. This $632,796 and the $5,583 in interest expense are not shown as receivables. This arrangement is accounted for as a sale of receivables on which the factor has recourse to the 15% residual of aggregate receivables purchased and outstanding. Interest payable by the Company to the factor is calculated as a fixed discount fee equal to 0.75% of the amount of the receivable factored plus a variable (1.5% above the institutions base rate, with a minimum of 7%) discount fee computed on the amount advanced to the Company and accruing on the basis of actual days elapsed from the date of the 85% advance until 3 days after collection of such account receivable by the factor at a per annum rate equal to an internal rate set by the factor. The rate at March 31, 2004 was 7%. In connection with this agreement, the Company is required to maintain certain financial covenants. The Company was in violation of the tangible net worth financial covenant at March 31, 2004. In the event of a breach of representation, warranty or agreement, the institution has a security interest in the Company's assets.

On April 5, 2004, the Company executed a third Amendment to its factoring agreement. The Amendment increased the fixed discount rate from 0.75% to 1.0% in exchange for the removal of the tangible net worth financial covenant.

4.  SEGMENT  INFORMATION
Information  by  segment  for  the  three  months  ended  March  31,  2004:


                                             Pipe       Tank     Industrial
                                           Cleaning   Cleaning    Chemical     Corporate    Consolidated
Sales. . . . . . . . . . . . . . . . . .  $ 616,039   $ 833,288  $    85,572  $        -   $   1,534,899
Income (loss) from continuing operations    (39,041)    220,509       82,567    (319,675)       ( 55,640)
Total assets . . . . . . . . . . . . . .    487,097     659,862       69,333     650,740       1,867,032
Depreciation and amortization. . . . . .     24,978      16,716        1,360       6,255          49,309
Capital expenditures . . . . . . . . . .          -      22,975            -       5,713          28,688


Information  by  segment  for  the  three  months  ended  March  31,  2003:


                                             Pipe       Tank     Industrial
                                           Cleaning   Cleaning    Chemical     Corporate    Consolidated
Sales. . . . . . . . . . . . . . . . . .  $ 379,034   $ 781,399  $    82,827  $        -   $   1,243,260
Income (loss) from continuing operations    (10,785)    185,643       32,959    (394,263)       (186,446)
Total assets . . . . . . . . . . . . . .    442,939     666,152      127,178     783,324       2,019,593
Depreciation and amortization. . . . . .     29,711      13,891        1,051       6,397          51,050
Capital expenditures . . . . . . . . . .     32,275       6,402            -           -          38,677


Segment  profitability  is  determined  before allocation of corporate overhead.

5.  EARNINGS  PER  SHARE

A reconciliation of the basic and diluted loss per share (EPS) computation for the quarter ended March 31, 2004 and 2003 is as follows:


                                                     Three Months Ended March 31, 2004
                                        ---------------------------------------------------------
                                             Net Income               Shares       Per Share
                                        ---------------------------------------------------------
                                              (Numerator)        (Denominator)       Amount
Basic EPS. . . . . . . . . . . . . . .  $           (55,640)     12,440,586  $       (0.00)
Effect of stock options and warrants .                    -               -
Diluted EPS. . . . . . . . . . . . . .  $           (55,640)     12,440,586  $       (0.00)
                                        -----------------------------------  --------------------

                                                     Three Months Ended March 31, 2004
                                        ---------------------------------------------------------
                                             Net Income               Shares       Per Share
                                        ---------------------------------------------------------
                                              (Numerator)        (Denominator)       Amount

Basic EPS. . . . . . . . . . . . . . .  $          (186,446)     12,129,873  $       (0.02)
Effect of stock options and warrants .                    -               -
Diluted EPS. . . . . . . . . . . . . .  $          (186,446)     12,129,873  $    (0.02)
                                        -----------------------------------  --------------------


6.  NOTES  PAYABLE

During the month of January 2004, we financed $64,673 of insurance premiums payable in ten monthly installments of $6,586 at an annual percentage rate of 4.0%.

During the month of January 2004, we financed $72,150 of insurance premiums payable in nine monthly installments of $8,017 at an annual percentage rate of 4.0%.

During the month of January 2004, we financed $30,094 of insurance premiums payable in nine monthly installments of $3,344 at an annual percentage rate of 4.0%.

On February 23, 2003, we entered into a one-year renewable Interest Only Non-Recourse Promissory Note and Security Agreement for $400,000 with one of our Directors. The note is secured by a second position security interest behind the secured interest of our accounts receivable factor and was renewable at the end of the original term by the mutual agreement of both parties. On February 23, 2004 the note was renewed by extension until February 23, 2005 and the parties agreed to extend the term of $200,000 of principal to be due on February 23, 2007.

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

7.  COMMITMENTS  AND  CONTINGENCIES

LEGAL  PROCEEDINGS

From time to time, the Company is involved in various legal proceedings that, in the opinion of management, are ordinary routine matters incidental to the normal course of business. The Company is involved in one legal proceeding arising out of operations in the ordinary course of business as a defendant on a claim for $35,000 and believes the Company has meritorious defenses against that claim as well as valid cross claims. The Company is also involved in one legal proceeding, arising out of operations in the ordinary course of business, in which the Company is the complainant party. The suit, which seeks injunctive relief and damages, was brought to preclude or otherwise limit the benefits the Company believes were wrongfully obtained by the defendants as a result of the misappropriation and use of our confidential information and trade secrets by a former employee.

8.  INCOME  TAXES

The Company was in a consolidated tax loss position for the three months ended March 31, 2004 and therefore has no current federal income tax expense. Deferred tax assets as of March 31, 2004 arising primarily from loss carry forward benefits have not been recorded because of the uncertainty of realizing such benefits.

9.  DEFERRED  REVENUE

During January 2004, the Company granted a five-year exclusive license to Seiwa Pro, Ltd. of Osaka, Japan to use substantially all of the Company's chemical cleaning patents and technology to clean marine ship piping systems, municipal potable distribution systems, commercial, institutional and industrial infrastructure and facilities piping, water well rehabilitation, and fire protection sprinkler systems in Japan, China, Taiwan, Korea, Singapore and Malaysia. The license agreement provides that Seiwa will pay the Company royalties at rates designated in the agreement ranging from 3-10% of sales, such royalty percentage rates decreasing as sales volume increases. Seiwa will prepay royalties of $500,000, payable in two equal installments of $250,000 net of total treaty withholding taxes of $50,000. The first installment was received in February 2004, and accrues interest for the benefit of Seiwa at the rate of 2.25% per annum. The second installment is due and payable during July 2004, and once paid, the total deferred royalty revenue will accrue interest at a rate of 4.5% per annum. Any interest accrued on the deferred royalty revenue will increase the amount of the deferred royalty revenue. The agreement requires Seiwa to meet minimum royalties of $50,000 in 2005 and $100,000 in each of 2006, 2007, and 2008. Under the agreement if at the end of the primary term there is any remaining deferred royalty revenue balance after application of credit for minimum royalties, the Company will repay to Seiwa the balance plus accrued interest. Alternatively under the agreement, in the event the parties agree on applicable terms, the Company may permit Seiwa to convert any unearned deferred royalty revenue balance into shares of the Company's common stock.

10.  MANAGEMENT'S  PLANS

The Company is financially recovering from the decline of revenue resulting from the extended Middle East military deployment in 2003 that reduced the availability of United States Navy ships on which to provide marine pipe and tank cleaning services from the fourth quarter of 2002 to the fourth quarter of 2003. The recovery results from cost reductions implemented in 2003 and revenue expansion opportunities in late 2003 and 2004 with the return of the Navy. During 2003, the Company down-sized personnel by $620,000 and cut property, casualty and liability insurance premiums by $100,000 to save cash totaling $720,000 on an annualized basis. During 2004, the Company anticipates reducing specialty and potable division sales and marketing costs by about $180,000, and the Company's most significant affiliate lender has agreed to extend $200,000 of his $400,000 one year term note to a term of three years. Revenue expansion will focus on providing more marine pipe and tank cleaning services to the U.S. Navy worldwide. The most significant expansion of revenue is anticipated in the Navy's west coast and Japanese ports that will be serviced through the Company's new offices near San Diego, California. The Company intends to expand both sales and marketing services to marine customers, and intends to expand the menu of services offered to augment pipe and tank cleaning. The Company will actively seek new licensees for specialty and potable water pipe and fire protection cleaning technologies through anticipated licensing of the Company's patents in foreign and domestic markets in addition to servicing existing specialty and potable customers. The Company will continue to support sales and marketing efforts to existing and new industrial chemical customers.

11.  MAJOR  CUSTOMERS

The Company's strategy has involved concentrating its efforts on providing pipeline rehabilitation and other system cleaning services to a diverse group of customers. The Company has undertaken and continues to undertake substantial efforts to diversify its customer base and expand its markets. For the quarters ended March 31, 2004 and 2003, sales to the U.S. Navy under the Portsmouth CIS contract were 5% and 38%, respectively, of consolidated sales. Other major customer's sales for the quarter ended March 31, 2004 include Metro Machine at 11% of revenue; MHI at 10% of revenue; GSA at 18% of revenue; Earl Industries at 12% of revenue, and Continental Maritime at 22% of revenue.

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

While the year ended December 2003 was a very difficult one for our Company due to the lengthy U.S. military commitment in the Middle East in fourth quarter of 2002 and the first three quarters of 2003, and particularly the extended deployment of the fleet of our primary customer, the Navy. The lack of availability of the Navy fleet on which to perform marine services from the fourth quarter of 2002 until late in the third quarter of 2003 caused a dramatic slowdown in revenue opportunities for pipe and tanking cleaning. During the operational aspect of the conduct of the U.S. Navy military effort in the Middle East in 2003, we believe as much as 75% of the total Naval ships worldwide were on station and out of port on deployment. This circumstance stands in stark contrast to the Navy's routine peacetime maintenance and deployment schedules. The Navy fleet began returning in July and August of 2003 and resulting maintenance purchase orders were not actively solicited by the Navy until the fourth quarter of 2003 and first quarter of 2004.

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

In the pipe cleaning segment of our business, we derive the majority of our revenue from chemical cleaning of marine CHT systems on U.S. Navy and U.S. Coast Guard vessels. Since we commenced marine CHT cleaning in 1997 and tank cleaning in 2000, our most profitable operations have been in these marine related markets, despite the Navy deployment to the Middle East in 2003 that significantly reduced the availability of ships in port for maintenance and, as a direct consequence, for our service opportunities with our primary customers. Our non-marine pipe cleaning service division, which has relied to an extraordinary degree on the cash generated from the marine related service markets, has yet to demonstrate any consistent positive cash flow apart from marine services. We intend to reduce costs in non-marine related services operations in favor of expanding these services through patent licensing. In the first quarter of 2004, we decided to reduce direct sales and marketing expense in the Specialty and Potable division for the U.S. market. While we will continue to support non-marine service operations to satisfy customer demands for these services, we will redirect our efforts to promote these patented technologies through licensing agreements in domestic and foreign markets with relationships we have developed in the business over the last three years. Such efforts have yielded an eastern Canadian license in the fourth quarter of 2003 and a license of Far East markets to Seiwa Pro, Ltd. in Japan in 2004. The reduction in sales and marketing expense in this business segment will approximate a savings of $180,000 annually. See Notes to Consolidated Financial Statements, Footnote 4 regarding Segment Information.

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

Our annualized cost reductions of almost $900,000 greatly exceed the amounts of affiliate borrowing of $580,000 in 2003. At the present time, we do not expect to require external financing during the current fiscal year. The holder of the $400,000 one year term note dated February 23, 2003, as extended to February 23, 2005, has agreed to restructure $200,000 of the debt to a due date of February 23, 2007. Other debt restructuring will necessarily depend on the favorable circumstances we anticipate as a result of the return of the Navy to port for the maintenance services we provide. Significantly, we have demonstrated a history of operations since 1997 without requiring external debt financing prior to the 2003 extended deployment of the U.S. Navy.

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

Allowance  for  Doubtful  Accounts

     We estimate the possible losses resulting from non-payment of outstanding accounts receivable. We analyze accounts receivable customers to determine the ultimate collectibility of those accounts. While most of our accounts receivable stem from federal and local government contracts where collection is reasonably assured, we perform ongoing evaluations of our customers for credit worthiness, economic trends, changes in our customer payment terms, and historical collection experience when evaluating the adequacy of our allowance for doubtful accounts. Experience indicates that federal military contract receivables are almost always paid within the expected time for collection when we are the contracting party with the agency. Subcontracting on federal military contracts within private shipyards subjects our Company to the risks of the shipyard, and while most of our private shipyard payments are virtually never in doubt, we have had occasion to experience uncollectible accounts from certain federal contractors in this market. Municipal job experiences have been less predictable for our Company as a subcontractor, yielding more provision for doubtful accounts.

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

We have not had, and do not have at this time, any plans to sell assets in order to recoup capital costs. We do plan on continuing to license patents that we have for rehabilitating water pipe systems in several countries and the United States. The recent license agreement with Seiwa Pro, Ltd. for the Far East is an example. The success of our cleaning process on water mains and fire protection systems in 2003 has resulted in our representing the technology to potential licensees. The Seiwa Pro license paid $250,000 of prepaid royalty and is anticipated to produce the $250,000 balance of prepaid royalties in the third quarter of this year. The potential issuance of other license agreements would depend upon our patent position in the country of location of the intended licensor, the profile and competence of the licensor, and the economic terms of the license.

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

RESULTS  OF  OPERATIONS

Three  Months  Ended  March  31, 2004 Compared with Three Months Ended March 31,
2003

     Sales for the three months ended March 31, 2004 were $1,534,899 compared with $1,243,260 during the same period in 2003. Pipe cleaning services accounted for $616,039 during the three months ended March 31, 2004, of which $76,323 was billed under the Portsmouth CHT contract with the United States Navy. For the three months ended March 31, 2003, pipe-cleaning services accounted for $379,034 of which $369,961 was billed under the Portsmouth CHT contract. Tank cleaning services totaled $833,288 during the three months ended March 31, 2004 compared with $781,399 during the same period in 2003. Industrial chemical sales were $85,572 during the three months ended March 31, 2004 compared with $82,827 during the same period in 2003.

Consolidated sales during the first quarter of 2004 were 23% higher than the same period in 2003. While fewer U.S. Navy ships being in port and available for maintenance resulted in a significant increase in the competitiveness for both pipe and tank cleaning services in 2003, the return of the fleet available for servicing in the fourth quarter of 2003 and the first quarter of 2004 provided increase service opportunities. Consolidated gross margins were 36% during the three months ended March 31, 2004 compared with 40% during the same period in 2003. Gross margins for our tank cleaning services increased to 42% in 2004 from 37% in 2003. Gross margins for our pipe cleaning services were 19% in 2004 compared with 43% in 2003. This decrease reflects the price competitiveness of the pipe cleaning business resulting from the split award if the 2002 Portsmouth CHT cleaning contract. We anticipate that, while future margins may fluctuate with changes in revenue mix and other operational factors, the return of the Navy from the long deployment will provide increased demand for marine services resulting in increased gross margins in 2004.

Sales  of  pipe  cleaning  services  increased 63% during the three months ended
March 31, 2004 compared to the same period in 2003. Sales of tank cleaning services increased 7% during the three months ended March 31, 2004 compared to the same period in 2003. We are continuing efforts to diversify our revenue base by offering different services to our customers in multiple service markets in order to reduce our dependence on one marine service provided to one customer location.

We are currently focusing specific sales and marketing efforts in the areas of marine and land based tank cleaning. Due to liquidity and cash flow constraints and the continuing absence of profitability in the areas of industrial and municipal markets of our pipe cleaning business segment, we are in the process of reducing the related sales and marketing expenses in favor of licensing these services to third parties. While we will scale back our non-marine pipe cleaning operations, we will continue to support existing licensees and customer demands for these services. In the future, we plan to continue our efforts to diversify our revenue sources and thereby our reliance on one large customer. Gross profit increased to $546,497 during the three months ended March 31, 2004 from $499,462 during the same period in 2003.

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

Total selling, general and administrative expenses during the three months ended March 31, 2004 declined to $562,998 from $666,809 during the same period in 2003. Selling expenses decreased to $78,127 during the three months ended March 31, 2004 from $97,874 during the same period in 2003, while general and administrative expenses decreased to $484,871 for the three months ended March 31, 2004 from $568,935 during the same period in 2003. The decrease in selling expenses was primarily the result of one less sales person and related marketing expenses. General and administrative expenses were lower as a result of decreases in corporate insurance expenses and the reduction of salaried executive and management personnel in an effort to tighten controls and reduce spending, including the severance of the Chief Financial Officer in September 2003 and the assumption of the duties and responsibilities of that office by the Chief Executive Officer.

Other income and expense in the first quarter of 2004 reflected expense of $39,139 versus expense of $19,099 in the first quarter of 2003.

For the three months ended March 31, 2004, we incurred a net loss of ($55,640), compared to net loss of ($186,446) during the same period in 2003.

LIQUIDITY  AND  CAPITAL  RESOURCES

     We have historically relied primarily on our internally generated operating cash flow and our factoring arrangement to fund our operations and our business. Due to revenue constraints associated with the Navy deployment in the Middle East, during the fiscal year ended 2003 we primarily relied on the $400,000 and $30,000 notes from related parties in addition to our factoring arrangement to fund our operations and business. While we currently contract with a few major customers responsible for a large percentage of our revenue and anticipate the high concentration levels to continue, we expect to return to internally generated operating cash flow and our factoring arrangement to fund our operations. Thus, any material delay, cancellation or reduction of orders from these customers, such as that experienced during the Navy deployment to the Middle East, could have a material adverse effect on our liquidity and operations. Our liquidity position improved during the first quarter of 2004 after we incurred additional costs in the fourth quarter of 2003 securing, training and transporting the workforce necessary for the anticipated increased business activity as a result of the return of Navy ships from overseas deployment. This increase in volume of Navy ship pipe and tank cleaning work experienced during the first quarter is expected to continue into the second quarter with revenue recognition on work commenced in the first quarter and completed in the second quarter. Under our license agreement with Seiwa Pro Ltd., we anticipate the receipt of the second installment of prepaid royalty in the amount of $225,000 net of $25,000 of withholding taxes in July of 2004.

     Cash was $125,218 at March 31, 2004 and $49,534 at December 31, 2003 on those respective dates. The increase in cash is primarily the result of a reduction in net operating losses, an acceleration in collections for the quarter resulting from fourth quarter 2003 services rendered on Navy vessels returning form the Middle East, and deferred royalty revenue on our license in Japan. On January 29, 2004 we executed a license agreement that granted certain foreign patents in exchange for cash payment of $250,000 net of withholding taxes of $25,000 as deferred royalty revenue from Seiwa Pro, Ltd.

In January 2004, we financed $64,673 of corporate insurance premiums payable in ten monthly installments of $6,586 at an annual percentage rate of 4.0%

In January 2004, we financed $72,150 of workmen's compensation - Virginia insurance premiums payable in nine monthly installments of $8,017 at an annual percentage rate of 4.0%.

In January 2004, we financed $30,094 of workmen's compensation - California insurance premiums payable in nine monthly installments of $3,344 at an annual percentage rate of 4.0%.

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

On February 23, 2003, we entered into a one-year renewable Interest Only Non-Recourse Promissory Note and Security Agreement for $400,000 with one of our Directors. The note is secured by a second position security interest behind the secured interest of our accounts receivable factor and was renewable at the end of the original term by the mutual agreement of both parties. The note was renewed by extension until February 23, 2005 and the parties agreed to extend the term of $200,000 of principal to be due on February 23, 2007. The proceeds will be used to expand our CHT and tank cleaning business on the west coast and support working capital needs in our current operations. On September 12, 2003, we entered into a Promissory Demand Note for $30,000 with our Chief Executive Officer and Board Chairman. The proceeds will be used to expand our CHT and tank cleaning business on the west coast and support working capital needs in our current operations. On December 2, 2003, we entered into a Promissory Demand Note for $50,000 with our Chief Executive Officer and Board Chairman. The proceeds will be used to expand our CHT and tank cleaning business on the west coast and support working capital needs in our current operations. On December 8, 2003, we entered into a six-month renewable Promissory Term Note for $50,000 with one of our directors. The note can be renewed at the end of the original term by the mutual agreement of both parties. The proceeds will be used to expand our CHT and tank cleaning business on the west coast and support working capital needs in our current operations. On December 17, 2003, we entered into a six-month renewable promissory term note for $50,000 with the spouse of one of our directors. The note can be renewed at the end of the original term by the mutual agreement of both parties. The proceeds will be used to expand our CHT and tank cleaning business on the West Coast and support working capital needs in our current operations.

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

PART  II:  OTHER  INFORMATION

ITEM  2.  CHANGES  IN  SECURITIES

RECENT  SALES  OF  UNREGISTERED  SECURITIES

     During the first quarter of 2004 the Company issued 75,000 shares of common stock as compensation to its outside Board of Directors. These shares were issued under an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

Reports  on  Form  8-K:  None

Exhibits:

10.29 License Agreement, as amended, by and between the Registrant and Seiwa Pro, Ltd. dated January 29, 2004.

  31        Certification  of  the  Chief  Executive  Officer  and  Acting Chief
Financial Officer of the Registrant, pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

  32        Certification  of  the  Chief  Executive  Officer  and  Acting Chief
Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                    Signature

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


H.E.R.C.  PRODUCTS  INCORPORATED
--------------------------------


Date:  May  14,  2004
By:     /s/  S.  Steven  Carl
  ---------------------------

S.  Steven  Carl
Chief  Executive  Officer,  and
Acting  Chief  Financial  Officer
(Principal  Executive
and  Accounting  Officer)