Form 10QSB
period 2004-06-30
H E R C PRODUCTS INC
filed 2004-08-20
CIK 919010

U.S.   SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:
       FOR  THE  QUARTERLY  PERIOD  ENDED  JUNE  30,  2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                                            Outstanding  at
                                                            ---------------
                                    Class                    July  1,  2004
                                    -----                   ---------------
                        Common  Stock,  $.01  par  value       12,551,298

                 H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

Index  To  Consolidated  Financial  Statements

PART  I.  FINANCIAL  INFORMATION                                       Page  No.

   Item  1.  Financial  Statements

    Consolidated  Financial  Statements:
    Consolidated Balance Sheets June 30, 2004 and December 31, 2003        3
    Consolidated Statements of Operations Three and Six Months
      Ended June 30, 2004 and 2003                                         5
    Consolidated Statements of Cash Flows Six Months Ended
      June 30, 2004 and 2003                                               6

    Notes  to  Consolidated  Financial  Statements                         7

   Item  2.  Management's  Discussion  and  Analysis  of Financial
      Condition and Results  of  Operations                               18

   Item  3.  Controls  and  Procedures                                    27

PART  II.  OTHER  INFORMATION

   Item  2  -  Changes  in  Securities                                    28

   Item  6  -  Exhibits  and  Reports  on  Form  8-K                      28

Signatures                                                                28

Certifications                                                            29


ITEM  1.  FINANCIAL  STATEMENTS

                                    H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                                              Consolidated Balance Sheets



                                                                                            June 30,      December 31,
                                                                                              2004            2003
                                                                                          (Unaudited)       (Note 1)
                                                                                        ---------------   ------------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     55,729   $      49,534
     Trade accounts receivable, net of allowance for
           doubtful accounts of $197,000 and $169,000, respectively. . . . . . . . . . .       409,574         614,660
     Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        63,231          79,175
     Costs of uncompleted contracts. . . . . . . . . . . . . . . . . . . . . . . . . . .        27,633         102,204
     Unbilled and other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . .       345,596         291,897
     Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       262,009          43,160
                                                                                          -------------  --------------
           Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,163,772       1,180,630
                                                                                          -------------  --------------

EQUIPMENT AND LEASEHOLDS
     Equipment and leaseholds. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,616,538       1,576,336
     Less: accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,409,041)     (1,316,322)
                                                                                          -------------  --------------
           Net equipment and leaseholds. . . . . . . . . . . . . . . . . . . . . . . . .       207,498         260,014
                                                                                          -------------  --------------

OTHER ASSETS
     Patents, net of accumulated amortization of $148,488 and $140,100, respectively . .        82,333          84,029
     Patents pending . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       164,375         146,488
     Refundable deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        10,766          13,722
                                                                                          -------------  --------------
            Total other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       257,474         244,239
                                                                                          -------------  --------------
                                                                                          $  1,628,744   $   1,684,883
                                                                                          -------------  --------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     97,485   $     180,000
     Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       566,930         650,020
     Accrued wages . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       119,850         100,184
     Accrued waste disposal. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       114,500         114,500
     Other accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       124,147          77,376
                                                                                          -------------  --------------
            Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .     1,022,912       1,122,080
                                                                                          -------------  --------------

LONG-TERM LIABILITIES
     Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       564,000         400,000
     Deferred royalty revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       250,000               -
                                                                                          -------------  --------------
            Total long-term liabilities. . . . . . . . . . . . . . . . . . . . . . . . .       814,000         400,000
                                                                                          -------------  --------------

STOCKHOLDERS' EQUITY
     Preferred stock, $0.01 par value; authorized 1,000,000 shares;
            issued and outstanding zero shares . . . . . . . . . . . . . . . . . . . . .             -               -
     Common stock, $0.01 par value; authorized 40,000,000 shares; issued and
            outstanding 12,551,298, and 12,365,586 shares, respectively. . . . . . . . .       125,513         123,656
     Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14,061,599      14,051,457
     Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (14,395,280)    (14,012,310)
                                                                                          -------------  --------------
            Total Stockholders' Equity . . . . . . . . . . . . . . . . . . . . . . . . .      (208,168)        162,803
                                                                                          -------------  --------------
                                                                                          $  1,628,744   $   1,684,883
                                                                                          =============  ==============

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                                          H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                                               Consolidated Statements of Operations
                                                            (Unaudited)

                                                         Three Months Ended June 30,  Six Months Ended June 30,
                                                             2004          2003          2004           2003
                                                         ------------  ------------  ------------  ------------


SALES. . . . . . . . . . . . . . . . . . . . . . . . . . $ 1,500,579   $ 1,199,147   $ 3,035,479   $ 2,442,407
COST OF SALES. . . . . . . . . . . . . . . . . . . . . .   1,028,967       858,516     2,017,369     1,602,313
                                                         ------------  ------------  ------------  -----------
GROSS PROFIT . . . . . . . . . . . . . . . . . . . . . .     471,612       340,631     1,018,110       840,094
SELLING EXPENSES . . . . . . . . . . . . . . . . . . . .     107,700        85,556       185,827       183,431
GENERAL AND ADMINISTRATIVE EXPENSES. . . . . . . . . . .     633,445       506,459     1,118,317     1,075,393
                                                         ------------  ------------  ------------  -----------
OPERATING LOSS . . . . . . . . . . . . . . . . . . . . .    (269,533)     (251,384)     (286,034)    (418,730)
                                                         ------------  ------------  ------------  -----------

OTHER INCOME (EXPENSE)
 Interest expense. . . . . . . . . . . . . . . . . . . .     (37,722)      (25,582)      (76,861)     (44,680)
 Other . . . . . . . . . . . . . . . . . . . . . . . . .     (20,075)            -       (20,075)           -
                                                         ------------  ------------  ------------  -----------
         Total Other Income (Expense). . . . . . . . . .     (57,797)      (25,582)      (96,936)     (44,680)
                                                         ------------  ------------  ------------  -----------
NET LOSS BEFORE INCOME TAXES . . . . . . . . . . . . . .    (327,330)     (276,966)     (382,970)    (463,410)
     Income tax provision. . . . . . . . . . . . . . . .           -             -             -            -
                                                         ------------  ------------  ------------  -----------
NET LOSS . . . . . . . . . . . . . . . . . . . . . . . . $  (327,330)  $  (276,966)  $  (382,970)  $ (463,410)
                                                         ============  ============  ============  ===========

NET LOSS PER COMMON SHARE -BASIC AND DILUTED . . . . . . $     (0.03)  $     (0.02)  $     (0.03)  $    (0.04)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC. . . . . . . . . . . . . . . . . . . . . . . . . .  12,551,298    12,204,873    12,508,678    12,167,580
                                                         ============  ============  ============  ===========

DILUTED. . . . . . . . . . . . . . . . . . . . . . . . .  12,551,298    12,204,873    12,508,678    12,167,580
                                                         ============  ============  ============  ===========

             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.




                                H.E.R.C. PRODUCTS INCORPORATED AND SUBSIDIARIES

                                     Consolidated Statements of Cash Flows
                                                  (Unaudited)

                                                                                      Six Months Ended June 30,

                                                                                          2004          2003
                                                                                      ------------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $(382,970)     $(463,410)
         Adjustments to reconcile net loss to net cash
                    (used in) operating activities
            Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . .   101,101        106,113
            Common stock issued for services. . . . . . . . . . . . . . . . . . . . .    11,999         15,003
            Bad debt expense. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    28,544          4,786
            (Increase) decrease in assets
                Trade accounts receivable . . . . . . . . . . . . . . . . . . . . . .   176,542         14,307
                Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    15,944        (63,597)
                Costs of uncompleted contracts. . . . . . . . . . . . . . . . . . . .    74,571        103,021
                Other receivables . . . . . . . . . . . . . . . . . . . . . . . . . .   (53,699)      (118,512)
                Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .  (218,849)      (242,399)
                Refundable deposits and other assets. . . . . . . . . . . . . . . . . .   2,956          7,168
            Increase (decrease) in liabilities
                Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . (83,090)        99,408
                Accrued wages and other accrued expenses. . . . . . . . . . . . . . . .  66,437        (58,574)
                Defered royalty revenue . . . . . . . . . . . . . . . . . . . . . . . . 250,000              -
                                                                                      ------------   ----------
                         Net cash (used in) operating activities. . . . . . . . . . . . (10,514)      (596,686)
                                                                                      ------------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES
        Capital expenditures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . (40,202)       (38,677)
        Expenditures related to patents and patents pending . . . . . . . . . . . . .   (24,573)        (2,864)
                                                                                      ------------   ----------
                         Net cash (used in) investing activities. . . . . . . . . . .   (64,775)       (41,542)
                                                                                      ------------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from issuance of notes payable . . . . . . . . . . . . . . . . . . . . 205,348        769,600
        Principal payments under notes payable. . . . . . . . . . . . . . . . . . . . .(123,864)      (246,523)
                                                                                      ------------   ----------
                         Net cash used in financing activities. . . . . . . . . . . . .  81,484        523,078
                                                                                      ------------   ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . . . . . . . . . . . . . . . . .   6,195       (115,150)
CASH AT BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  49,534        254,859
                                                                                      ------------   ----------
CASH AT END OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $  55,729      $ 139,709
                                                                                      ------------   ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for interest. . . . . . . . . . . . . . . . . . . . . . . $  73,102      $  44,680

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Prepaid insurance financed with note payable. . . . . . . . . . . . . . . . . . . . . $ 205,348      $ 369,600

             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  JUNE 30, 2004

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

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issues to Employees" and related interpretations to account for its stock option plans. The Company grants options for common stock at an option price equal to the fair market value of the stock at the date of grant. Accordingly, the Company does not record stock-based compensation expense for these options. The Company's stock option plans are more fully described in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

The following table illustrates the effect on net losses, net losses per basic common share and net losses per diluted common share, as if compensation cost for all options had been determined based on the fair market value recognition provision of a Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148,
"Accounting  for  Stock-Based  Compensation-Transition  and  Disclosure:"


                                                      Three months ended June 30,
                                                         2004             2003
                                                     ----------------------------
Net loss applicable to common stockholders. . . . .  $  (327,330)      $(276,966)
Deduct: Total stock-based employee expense
   determined under the fair value based method
   for all awards, net of related tax benefits. . .       (1,696)         (1,884)
                                                     ------------      ----------
Pro-forma net loss applicable to common
   Stockholders . . . . . . . . . . . . . . . . . .  $  (329,026)      $(278,850)
                                                     ------------      ----------
Basic and diluted losses per common share . . . . .  $     (0.03)      $   (0.02)
Pro-forma basic and diluted losses per common share  $     (0.03)      $   (0.02)



                                                      Six months ended June 30,
                                                         2004             2003
                                                     ----------------------------
Net loss applicable to common stockholders. . . . .  $  (382,970)      $(463,410)
Deduct: Total stock-based employee expense
   determined under the fair value based method
   for all awards, net of related tax benefits. . .       (2,756)         (3,769)
                                                     ------------      ----------
Pro-forma net loss applicable to common
   Stockholders . . . . . . . . . . . . . . . . . .  $  (385,726)      $(467,179)
                                                     ------------      ----------
Basic and diluted losses per common share . . . . .  $     (0.03)      $   (0.04)
Pro-forma basic and diluted losses per common share  $     (0.03)      $   (0.04)


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

Contract costs include all direct material, labor and other costs related to contract performance, such as indirect labor, supplies, tools and repairs.
Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements may result in revisions to estimates of contract costs and profits and are recognized in the period in which the revisions are determined.

The current asset, "unbilled receivables" represents revenue recognized in excess of amounts billed. Royalty revenue is recorded when the licensee acknowledges that royalties have been earned on their related sales. Royalties are calculated based upon a certain percentage of the related licensee sales.

3.  AGREEMENT  WITH  FACTOR

The Company has an arrangement for a factoring facility whereby the factor purchases eligible receivables and advances 85% of the purchased amount to the Company. Purchased receivables may not exceed $1,500,000 at any one time. Either party may cancel the arrangement with 30 days notice. At June 30, 2004, there was $861,273 of factored receivables ($650,165 at June 30, 2003), of which the Company has received $852,092 from the factor. This $852,092 and the $9,181 in interest expense are not shown as receivables. This arrangement is accounted for as a sale of receivables on which the factor has recourse to the 15% residual of aggregate receivables purchased and outstanding. Interest payable by the Company to the factor is calculated as a fixed discount fee equal to 1.0% of the amount of the receivable factored plus a variable (1.5% above the institutions base rate, with a minimum of 7%) discount fee computed on the amount advanced to the Company and accruing on the basis of actual days elapsed from the date of the 85% advance until 3 days after collection of such account receivable by the factor at a per annum rate equal to an internal rate set by the factor. On April 5, 2004, the Company executed a third Amendment to its factoring agreement. The Amendment increased the fixed discount rate from 0.75% to 1.0% in exchange for the removal of the tangible net worth financial covenant. The rate at June 30, 2004 was 7%. In the event of a breach of representation, warranty or agreement, the institution has a security interest in the Company's assets.

4.  SEGMENT  INFORMATION

Information  by  segment  for  the  three  months  ended  June  30,  2004:


                                                       Industrial
                                           Cleaning     Chemical
                                           Services     Products    Corporate    Consolidated
                                          ---------------------------------------------------
Sales. . . . . . . . . . . . . . . . . .  $ 1,387,436  $ 113,143   $        -   $  1,500,579
Income (loss) from continuing operations       97,461     (3,329)    (421,462)      (327,330)
Total assets . . . . . . . . . . . . . .      947,291    113,121      568,332      1,628,744
Depreciation and amortization. . . . . .       43,209      1,361        7,222         51,792
Capital expenditures . . . . . . . . . .       11,514          -            -         11,514


Information  by  segment  for  the  three  months  ended  June  30,  2003:


                                                       Industrial
                                            Cleaning    Chemical
                                            Services    Products    Corporate    Consolidated
                                          ---------------------------------------------------
Sales. . . . . . . . . . . . . . . . . .  $ 1,135,325   $  63,822  $        -   $  1,199,147
Income (loss) from continuing operations       (3,908)     64,598    (337,656)      (276,966)
Total assets . . . . . . . . . . . . . .      950,766      81,666     677,522      1,709,954
Depreciation and amortization. . . . . .       46,683       1,495      14,385         62,563
Capital expenditures . . . . . . . . . .            -           -           -              -


Information  by  segment  for  the  six  months  ended  June  30,  2004:


                                                      Industrial
                                           Cleaning    Chemical
                                           Services    Products    Corporate    Consolidated
                                          ---------------------------------------------------
Sales. . . . . . . . . . . . . . . . . .  $ 2,836,763  $ 198,716  $        -   $  3,035,479
Income (loss) from continuing operations      278,929     79,238    (741,137)      (382,970)
Total assets . . . . . . . . . . . . . .      947,291    113,121     568,332      1,628,744
Depreciation and amortization. . . . . .       84,903      2,721      13,477        101,101
Capital expenditures . . . . . . . . . .       34,489          -       5,713         40,202


Information  by  segment  for  the  six  months  ended  June  30,  2003:


                                                      Industrial
                                           Cleaning    Chemical
                                           Services    Products    Corporate    Consolidated
                                          ---------------------------------------------------
Sales. . . . . . . . . . . . . . . . . .  $ 2,295,759  $ 146,648  $        -   $  2,442,407
Income (loss) from continuing operations      170,951     97,557    (731,918)      (463,410)
Total assets . . . . . . . . . . . . . .      950,766     81,666     677,522      1,709,954
Depreciation and amortization. . . . . .       89,353      2,989      13,770        106,113
Capital expenditures . . . . . . . . . .       38,677          -           -         38,677


Segment  profitability  is  determined  before allocation of corporate overhead.

In prior periods the Company reported separate business segments for "Pipe Cleaning" and "Tank Cleaning". Separate business segment reporting for pipe and tank cleaning activities in prior periods reflected the fact the Company engaged in the specific business of marine and industrial pipe cleaning before the purchase acquisition of tank cleaning assets and related personnel in February of 2001. Thereafter, the pipe and tank cleaning business segments were managed, accounted for and reported as distinct lines of business through the first quarter of 2004. Pursuant to a new business model developed in the fourth quarter of 2003 and implemented primarily in the second quarter of 2004, the Company downsized its workforce through elimination of marketing and operating personal in the industrial pipe cleaning business and commenced utilizing both pipe and tank cleaning personnel for all of the Company's cleaning services.

The Company's expansion to the U.S. west coast and Pacific geographic markets through the establishment of an office presence in the San Diego port during the first quarter of 2004 required both pipe and tank cleaning employees to be deployed for all services out of both of the Company's bi-coastal offices. While the Company will continue to measure pipe and tank cleaning revenues as distinct services for internal management purposes, effective in the second quarter of 2004 the Company will report combined pipe and tank cleaning services as the "Cleaning Services" business segment distinct from the "Industrial Chemical Products" business. Following is the statement of the Segment
Information  from  the  2003  10-KSB  in  its  original  form  and  new  form.

Information by segment for the year ended December 31, 2003, as previously reported:


                                              Pipe          Tank     Industrial
                                            Cleaning      Cleaning    Chemical
                                            Services      Services     Sales       Corporate    Consolidated
                                            ----------------------------------------------------------------
 Sales. . . . . . . . . . . . . . . . . .  $2,132,434   $3,433,128  $   272,526   $     -0-     $5,838,088
 Income (loss) from continuing operations     (14,598)     622,702      104,993  (1,456,849)     (743,752)
 Total assets . . . . . . . . . . . . . .     720,832      491,397       73,204     399,450      1,684,883
 Depreciation and amortization. . . . . .     128,519       57,706        5,979      27,027        219,231
 Capital expenditures . . . . . . . . . .      47,627       33,580          -0-         -0-         81,207


Information by segment for the year ended December 31, 2002, as previously reported:


                                              Pipe          Tank     Industrial
                                            Cleaning      Cleaning    Chemical
                                            Services      Services     Sales       Corporate    Consolidated
                                            ----------------------------------------------------------------
 Sales. . . . . . . . . . . . . . . . . .  $3,176,334   $3,142,805  $   171,974   $       -0-     $6,491,113
 Income (loss) from continuing operations     386,329      900,328      108,301    (1,598,738)     ,(203,780)
 Total assets . . . . . . . . . . . . . .     514,372      432,133       83,114       564,831      1,594,450
 Depreciation and amortization. . . . . .     145,149       37,539       10,010        57,559        250,257
 Capital expenditures . . . . . . . . . .      57,342      104,221          -0-        16,452        178,015


Information  by  segment  for  the  year  ended  December  31,  2003:


                                             Cleaning     Industrial
                                             Services      Cleaning
                                            (restated)      Sales      Corporate      Consolidated
                                            ------------------------------------------------------

Sales. . . . . . . . . . . . . . . . . .    $5,565,562    $  272,526   $      -0-     $ 5,838,088
Income (loss) from continuing operations       608,104       104,993    (1,456,849)      (743,752)
Total assets . . . . . . . . . . . . . .     1,212,229        73,204      399,450       1,684,883
Depreciation and amortization. . . . . .       186,225         5,979       27,027         219,231
Capital expenditures . . . . . . . . . .        81,207           -0-           0-          81,207


Information  by  segment  for  the  year  ended  December  31,  2002:


                                             Cleaning     Industrial
                                             Services      Cleaning
                                            (restated)      Sales      Corporate      Consolidated
                                            ------------------------------------------------------
Sales. . . . . . . . . . . . . . . . . .    $6,319,139    $  171,974   $      -0-     $ 6,491,113
Income (loss) from continuing operations     1,286,657       108,301    (1,598,738)      (203,780)
Total assets . . . . . . . . . . . . . .       946,505        83,114       564,831      1,594,450
Depreciation and amortization. . . . . .       182,688        10,010        57,559        250,257
Capital expenditures . . . . . . . . . .       161,563           -0-        16,452        178,015


Segment  profitability  is  determined  before allocation of corporate overhead.

5.  EARNINGS  PER  SHARE

A reconciliation of the basic and diluted loss per share (EPS) computation for the quarter ended June 30, 2004 and 2003 is as follows:


                                      --------------------------------------------------------
                                                  Three Months Ended June 30, 2004
                                      --------------------------------------------------------
                                       Net Income            Shares       Per Share
                                      (Numerator)        (Denominator)    Amount
                                      --------------------------------------------------------
Basic EPS. . . . . . . . . . . . . .  $ (327,330)         12,551,298      $    (0.03)
                                                                          ===========
Effect of stock options and warrants           -                   -
                                      -----------         ----------
Diluted EPS. . . . . . . . . . . . .  $ (327,330)         12,551,298      $    (0.03)
                                      ===========         ==========      ===========


                                      --------------------------------------------------------
                                                  Three Months Ended June 30, 2003
                                      --------------------------------------------------------
                                       Net Income            Shares       Per Share
                                      (Numerator)        (Denominator)    Amount
                                      --------------------------------------------------------
Basic EPS. . . . . . . . . . . . . .  $ (276,966)         12,204,873      $    (0.02)
                                                                          ===========
Effect of stock options and warrants           -                   -
                                      -----------         ----------
Diluted EPS. . . . . . . . . . . . .  $ (276,966)         12,204,873      $    (0.02)
                                      ===========         ==========      ===========



                                      --------------------------------------------------------
                                                  Six Months Ended June 30, 2004
                                      --------------------------------------------------------
                                       Net Income            Shares       Per Share
                                      (Numerator)        (Denominator)    Amount
                                      --------------------------------------------------------
Basic EPS. . . . . . . . . . . . . .  $ (382,970)         12,508,678      $    (0.03)
                                                                          ===========
Effect of stock options and warrants           -                   -
                                      -----------         ----------
Diluted EPS. . . . . . . . . . . . .  $ (382,970)         12,508,678      $    (0.03)
                                      ===========         ==========      ===========



                                      --------------------------------------------------------
                                                  Six Months Ended June 30, 2003
                                      --------------------------------------------------------
                                       Net Income            Shares       Per Share
                                      (Numerator)        (Denominator)    Amount
                                      --------------------------------------------------------
Basic EPS. . . . . . . . . . . . . .  $ (463,410)         12,167,580      $    (0.04)
                                                                          ===========
Effect of stock options and warrants           -                   -
                                      -----------         ----------
Diluted EPS. . . . . . . . . . . . .  $ (463,410)         12,167,580      $    (0.04)
                                      ===========         ==========      ===========


6.  NOTES  PAYABLE

During the month of January 2004, we financed $64,673 of insurance premiums payable in ten monthly installments of $6,586 at an annual percentage rate of 4.0%; we financed $72,150 of insurance premiums payable in nine monthly installments of $8,017 at an annual percentage rate of 4.0%; and we financed $30,095 of insurance premiums payable in nine monthly installments of $3,344 at an annual percentage rate of 4.0%.

During the month of June 2004, we financed $38,430 of insurance premiums payable in ten monthly installments of $3,967 at an annual percentage rate of 7.0%.

On February 23, 2003, we entered into a one-year renewable Interest Only Non-Recourse Promissory Note and Security Agreement for $400,000 with one of our Directors. The note is secured by a second position security interest behind the secured interest of our accounts receivable factor and was renewable at the end of the original term by the mutual agreement of both parties. On February 23, 2004 the note was renewed by extension with $200,000 of original principal due February 23, 2005 and $200,000 of original principal due on February 23, 2007. On August 13, 2004 the parties agreed to extend the $200,000 of principal due on February 23, 2005 as previously extended to a new extended due date of December 31, 2005.

On September 12, 2003, we entered into a Promissory Demand Note for $30,000 with our Chief Executive Officer and Board Chairman. The proceeds were used to expand our CHT and tank cleaning business on the west coast and support working capital needs in our current operations. No demand for payment was made on the Company. On August 13, 2004 the parties agreed that the note be extended as a Promissory Term Note with a due date of December 31, 2005.

On December 2, 2003, we entered into a Promissory Demand Note for $50,000 with our Chief Executive Officer and Board Chairman. The proceeds were used to expand our CHT and tank cleaning business on the west coast and support working capital needs in our current operations. No demand for payment was made on the Company. On August 13, 2004 the parties agreed that the note be extended as a Promissory Term Note with a due date certain of December 31, 2005.

On December 8, 2003, we entered into a six-month renewable Promissory Term Note for $50,000 with one of our directors. The proceeds were used to expand our CHT and tank cleaning business on the west coast and support working capital needs in our current operations. The note was renewed and extended by the mutual agreement of both parties with an extended due date of December 31, 2005 effective at the end of the original term.

On December 17, 2003, we entered into a six-month renewable Promissory Term note for $50,000 with the spouse of one of our directors. The proceeds were used to expand our CHT and tank cleaning business on the west coast and support working capital needs in our current operations. The note was renewed and extended by the mutual agreement of both parties with an extended due date of December 31, 2005 effective at the end of the original term.

7.  COMMITMENTS  AND  CONTINGENCIES

LEGAL  PROCEEDINGS

From time to time, the Company is involved in various legal proceedings that, in the opinion of management, are ordinary routine matters incidental to the normal course of business. The Company is involved in one legal proceeding arising out of operations in the ordinary course of business as a defendant on a claim for $35,000 and believes the Company has meritorious defenses against that claim and has filed cross claims against the plaintiff arising out of operations in the ordinary course of business. The Company has entered into settlement negotiations with the complainant party and believes a settlement is achievable on terms favorable to the Company.

The Company is also involved in one legal proceeding, arising out of operations in the ordinary course of business, in which the Company is the complainant party. The suit, which seeks injunctive relief and damages, was brought to preclude or otherwise limit the benefits the Company believes were wrongfully obtained by the defendants as a result of the misappropriation and use of the Company's confidential information and trade secrets by a former employee.

8.  INCOME  TAXES

The Company was in a consolidated tax loss position for the six months ended June 30, 2004 and therefore has no current federal income tax expense. Deferred tax assets as of June 30, 2004 arising primarily from loss carry forward benefits have not been recorded because of the uncertainty of realizing such benefits.

9.  DEFERRED  REVENUE

During January 2004, the Company granted a five-year exclusive license to Seiwa Pro, Ltd. of Osaka, Japan to use substantially all of the Company's chemical cleaning patents and technology to clean marine ship piping systems, municipal potable distribution systems, commercial, institutional and industrial infrastructure and facilities piping, water well rehabilitation, and fire protection sprinkler systems in Japan, China, Taiwan, Korea, Singapore and Malaysia. The license agreement provides that Seiwa will pay the Company royalties at rates designated in the agreement ranging from 3-10% of sales, such royalty percentage rates decreasing as sales volume increases. Seiwa agreed to prepay royalties of $500,000, payable in two equal installments of $250,000 net of total treaty withholding taxes of $50,000. The first installment was received in February 2004, and accrues interest for the benefit of Seiwa at the rate of 2.25% per annum. The second installment was paid during August 2004. The total deferred royalty revenue will accrue interest at a rate of 4.5% per annum. Any interest accrued on the deferred royalty revenue will increase the amount of the deferred royalty revenue. The agreement requires Seiwa to meet minimum royalties of $50,000 in 2005 and $100,000 in each of 2006, 2007, and 2008. Under the agreement if at the end of the primary term there is any remaining deferred royalty revenue balance after application of credit for minimum royalties, the Company will repay to Seiwa the balance plus accrued interest. Alternatively under the agreement, in the event the parties agree on applicable terms, the Company may permit Seiwa to convert any unearned deferred royalty revenue balance into shares of the Company's common stock at a price and number of shares to be negotiated at the end of the primary term.

10.   RELATED  PARTY  AGREEMENTS

On June 25, 2004 the Company amended its consulting agreement with Admiral Robert J. Spane and accepted an appointment to its Board of Directors. The consulting agreement has a two year term with financial compensation of $3,500 payable monthly and an incentive fee of two percent (2%) of any gross sales of services or products on the west coast and pacific markets. Mr. Spane was issued 200,000 shares of incentive stock options vesting in six month increments of 50,000 shares and expiring ten years after date of issuance. For his Board service, Mr. Spane will be compensated separately in accordance with the Company's policy for the compensation of outside directors.

11.  MANAGEMENT'S  PLANS

The Company continues to operationally recover from the decline of revenue resulting from the extended Middle East military deployment in 2003 that reduced the availability of United States Navy ships on which to provide marine pipe and tank cleaning services from the fourth quarter of 2002 to the fourth quarter of 2003. The Company's recovery plan includes cost reductions implemented in 2003 and 2004, and revenue expansion opportunities in late 2003 and 2004 with the return of the Navy fleet. During 2003, the Company down-sized personnel by $620,000 and cut property, casualty and liability insurance premiums by $100,000 to save cash totaling $720,000 on an annualized basis. Effective June 30, 2004 the Company eliminated the position of specialty and potable division sales manager and, together with other reductions of related marketing costs, conserved about $180,000 of expense annually. The Company's most significant affiliated lender, an outside director of the Company, agreed in the first quarter to extend $200,000 of his $400,000 one year term note to a term of three years, and on August 13, 2004 agreed to extend the due date of the balance of $200,000 until December 31, 2005. The same affiliated lender agreed to renew and extend a $50,000 six month term note due June 8, 2004 until December 31, 2005. The spouse of a director agreed to renew and extend a $50,000 six month term note due June 8, 2004 until December 31, 2005. Promissory Demand Notes of $30,000 and $50,000 respectively made by the Company to our Chief Executive Officer were renegotiated as promissory term notes with a certain due date of December 31, 2005. Revenue expansion will focus on providing more marine pipe, tank cleaning and other system cleaning services to the U.S. Navy worldwide. The most significant expansion of revenue is anticipated in the Navy's west coast and Japanese ports that will be serviced through the Company's new offices near San Diego, California established in the first quarter. The Company now markets an expanded menu of services to marine customers, and intends to continue to expand the menu of services offered to augment pipe and tank cleaning. The Company continues to actively seek new licensees for specialty and potable water pipe and fire protection cleaning technologies through anticipated licensing of the Company's patents in both foreign and domestic markets in addition to servicing existing specialty and potable customers and licensees. The Company will continue to support sales and marketing efforts to existing and new industrial chemical customers.

12.  MAJOR  CUSTOMERS

The Company's strategy has involved concentrating its efforts on providing pipeline rehabilitation and other system cleaning services to a diverse group of customers. The Company has undertaken and continues to undertake substantial efforts to diversify its customer base and expand its geographic, product and service markets. For the quarters ended June 30, 2004 and 2003, sales to the U.S. Navy under the Portsmouth CIS contract were 3% and 45%, respectively, of consolidated sales. Other major customer's sales for the quarter ended June 30, 2004 include GSA at 21% of revenue; Earl Industries at 25% of revenue, and Northrop-Grumman at 19% of revenue.

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

     Our patented and other proprietary chemical products and processes are used in our cleaning services. Our chemical formulation, when circulated through an obstructed pipe system, dissolves and removes scale and corrosion build-up in solution until flushed from the system. The system may then be treated with other chemical products that retard corrosion or suppress the environment that supports biological growth. Most of the chemicals that we use are non-fuming, non-abrasive, and non-flammable. Most of our chemical products are certified biodegradable by Scientific Certification Systems.

     Chemical cleaning service markets are the main source of our revenue, which include municipal, industrial, governmental, commercial, and other customers serviced directly and through strategic marketing alliances. Our largest customer is currently the U.S. Navy. We provide chemical cleaning services for pipe systems and tanks on U.S. Navy and U.S. Coast Guard vessels.

     We derive the majority of our revenue from two primary sources, cleaning sewer, "CHT", systems on U.S. Navy and U.S. Coast Guard vessels (pipe cleaning) and cleaning bilge, fuel, oil, catapult and CHT tanks on ships (tank cleaning). We have been particularly subject to the deployment and servicing schedules of the U.S. Navy as well as the available maintenance funds in the Navy budget. The impact of the Navy deployment to the Middle East in support of the Afghanistan and Iraq military engagements in the first three quarters of 2003 significantly reduced the availability of ships in port for maintenance and consequently our service opportunities with our primary customer, and continues to impact their repair and maintenance budgets. We have experienced increased service opportunities in certain geographic markets with the Navy beginning in the fourth quarter of 2003 and into the second quarter of 2004 after the return of much of the Navy fleet from these extended deployments. The Company expanded its operational presence through establishing an office in the San Diego port in late 2003 and has benefited by increased CHT and tank cleaning service orders from shipyards in that market. We understand Navy repair and maintenance budgets have been largely diverted to fund operations for the remainder of the federal fiscal budget year ending September 30, 2004. However, the recently enacted federal defense budget appropriation for the fiscal year 2005 beginning October 1 should significantly restore and increase repair and maintenance funding available. While we expect the Navy to continue to make repair and maintenance requisitions benefiting the ship repair and maintenance industry and our Company through emergent work task orders for marine services through the third quarter of 2004, we expect even more repair and maintenance funding to address the demand for ship maintenance needs through expanding military budgets over the coming fiscal years of defense budgeting.

     The year ended December 2003 was a very difficult one for our Company and the ship repair and maintenance industry due to the lengthy U.S. military commitment in the Middle East in fourth quarter of 2002 through the first three quarters of 2003, a difficulty particularly impacting the availability of the Company's primary customer, the Navy, and the funding of repair and maintenance. The lack of availability of the Navy fleet on which to perform marine services from the fourth quarter of 2002 through 2003 caused a dramatic slowdown in revenue opportunities for pipe and tanking cleaning. During the U.S. Navy deployment to the Middle East in 2003, we believe as much as 75% of the total Naval ships worldwide were on station and out of port on deployment and significantly impacted Navy's routine peacetime repair and maintenance schedules on which we depend. The Navy fleet began returning in July and August of 2003 and resulting maintenance purchase orders were not actively solicited by the Navy until the fourth quarter of 2003 and first half of 2004. While service opportunities increased in 2004 in comparison to 2003, the diversion of Defense Department budget funds from repair and maintenance services to marine operations requirements in support of the extended Navy deployments in 2003 continued to constrain available funds otherwise earmarked to purchase the maintenance services in 2004 which our Company provides.

     In response to this extended Navy deployment and the repair and maintenance budget diversion to operations funding that resulted, we engaged in large scale labor and cost reductions in our administration and operations in order to preserve cash on a going forward basis. Operational related layoffs of two supervisors and one administrative employee in the first quarter of 2003 resulted in over $140,000 of annual cash savings. The responsibilities of these employees were reallocated to other personnel. During the third quarter of 2003, we terminated a supervisor, a division manager, an assistant sales manager, and the Chief Financial Officer, and we re-assigned the Controller from a full-time position to part-time for a total annual savings of $440,000. The responsibilities of all terminated positions were reallocated to current personnel with the Chief Executive Officer serving as the Acting Chief Financial Officer, and all payroll functions were assumed by administrative personnel. In the fourth quarter of 2003, we initiated a review of our company's property, casualty, and liability insurance coverage for 2004, resulting in premium savings of over $100,000 annually. During 2004 we financed $232,685 of prepaid insurance premium expense in order to conserve cash. Taken together these cost reductions in operations and administration have resulted in almost $700,000 of total annual cash preservation.

     The non-marine pipe cleaning service division, which has relied to a large degree on the cash generated from the marine related service markets, has yet to demonstrate positive cash flow apart from marine services. We reduced costs in non-marine related services operations in favor of expanding these services through patent licensing. At the end of the second quarter of 2004, we implemented the plan to eliminate the position of specialty and potable division sales manager and related marketing expenses to conserve about $180,000 of expense annually. While we will continue to support non-marine service operations through our cleaning business unit to satisfy existing customer demands for these services, we have redirected our efforts to promote our patented pipe cleaning technologies through licensing agreements in domestic and foreign markets with relationships we have developed in the business over the last three years. Such efforts have yielded an eastern Canadian license in the fourth quarter of 2003 and a license of Far East markets to Seiwa Pro, Ltd. in Japan in 2004 and we are seeking possible domestic licensees. See Notes to Consolidated Financial Statements, Footnote 4 regarding Segment Information.

     Taken together our annualized cost reductions of almost $900,000 greatly exceed the amounts of affiliate borrowing of $580,000 in 2003 and we have not sought external financing during the first half of 2004. The holder of the $400,000 one year term note dated February 23, 2003, as extended to February 23, 2005, agreed to restructure $200,000 of the debt to a due date of February 23, 2007 and two six-month notes of $50,000 have been extended for a similar period. Other debt or equity restructuring will necessarily depend on the expected favorable circumstances we anticipate as a result of the return of the Navy to port for the maintenance services we provide. While at the present time we do not expect to require external financing during the remainder of the current fiscal year, management has decided to prepare for the potential of seeking external financing alternatives should the need develop or a favorable opportunity arise. We do not expect to require external financing during the current year, but due to the possibility of operating cash constraints we may need to seek and obtain external debt or equity financing. We may request a shareholder vote to increase the amount of authorized common shares to better enable us to execute a potential strategic transaction. Due to the high cost to a small business of the compliance burden for maintaining our status as a publicly traded company under recently enacted federal securities laws, administrative regulations and related stock exchange rules, in order to raise the necessary operating capital to continue operations we may consider an issuance of new shares, a merger or reverse merger acquisition transaction or other possible corporate reorganization utilizing debt and/or equity, the sale of significant operating assets, or the divestiture of a business segment or segments. Prudent judgment may also require consideration of a "going private" transaction. Alternatively, we may be financially forced into non-compliance with public company filing and reporting requirements resulting in a de-listing of the Company's stock. Any such sale of equity, merger, reverse merger, or other corporate reorganization transaction, if necessary, would substantially dilute the interest of our existing stockholders. We cannot provide any assurance that we will be able to sell additional securities or execute a corporate reorganization at terms acceptable to us. We may, in the future, make acquisitions by utilizing debt financing. Any such acquisition or other debt financing could have a material adverse impact on our liquidity and results of operations. Significantly, we have demonstrated a history of operations since 1997 without requiring external debt financing prior to the 2003 extended deployment of the U.S. Navy.

     We are continuing to focus our efforts on increasing revenue and believe there is the long-term demand and customer satisfaction with our cleaning services. Therefore, we intend to expand our marketing and sales efforts in the marine cleaning services aspect of our pipe cleaning business. The Navy's SupShip Portsmouth has provided notice of intent to exercise its year third option to extend our 2002 CHT chemical cleaning contract into September of 2005. In addition, we have increased service opportunities with the Navy by expanding our service deployment base to San Diego in association with private shipyards having repair and maintenance contract packages with the Navy in that port. As work schedules have increased since the return of the ships on the west coast, Hawaii and Japan, the ship repair and maintenance business is busy in all ports. In addition, we anticipate increased work on ships through our expanded menu of marine services as we execute basic purchase order specifications on delivery orders. We are servicing numerous marine systems in addition to our tradition of CHT pipe and tank cleaning, and the Navy has approved of certain products for direct use by Navy personnel. We believe the Navy is behind in maintenance work due to the extended deployments and must catch up. We understand the Navy's portion of the Department of Defense Appropriation bill has increased over prior years and should, consequently, provide significant financial support for funded repair and maintenance order opportunities for the Navy's 2005 fiscal year beginning in October 2004.

     We are increasing our efforts to expand the volume of sales of our industrial chemical products business. Our chemical products and chemical cleaning processes, developed to provide a more cost effective and efficient means of cleaning pipe systems in contrast to replacement, mechanical scraping, pigging, hydro blasting, or other pipe cleaning methods, are safer than many other chemical cleaning methods. Our chemical products include: Pipe-Klean and Well-Klean, which remove encrustation from water pumping and distribution systems; Compound 360 and Compound 400, which clean and maintain cooling and other water treatment systems; and Line-Out, which cleans drip irrigation systems and removes salt from soil surfaces. We also sell private label chemical products utilizing our patented and proprietary formulations or products complementary to our formulations for key customers. We intend to execute extended product supply agreements with new distributors and intend to introduce our products into the oil field water injection well service business.

     Our products and services are marketed through our industrial chemical and marine cleaning division staffs, independent distributors, outside sales representatives, strategic partnerships, and licensing and marketing agreements. While we generate most of our revenue from relatively few customers, we expect the high concentration levels to lessen in the future as we expand the menu of marine services and industrial chemical products we provide to our existing customers through multiple governmental procurement contract vehicles and private contracting, and by licensing both our marine and land-based pipe cleaning technologies to third-parties. Nonetheless, any material delay, cancellation, or reduction of orders from these customers due to lack of opportunity to perform routine maintenance on marine vessels out of port on extended military deployments in the future, or other factors, could have a material adverse effect on our results of operations and financial position.

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

     Contract costs include all direct material, labor, and other costs related to contract performance, such as indirect labor, supplies, tools, and repairs under the job order method of cost accounting. Selling, general, and administrative costs are charged to overall corporate expenses as incurred, and are not considered job order related costs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Circumstances requiring provisions for estimated losses on percentage of completion marine service jobs could arise when we are required by our 2002 Portsmouth CHT contract to perform fixed price work on certain classes of ships with inherently low gross profit margins resulting from the amount of labor required to service the ship due largely to the age of the ship and its systems. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to estimates of contract costs and profits, and are recognized in the period in which the revisions are determined.

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

     We have not had, and do not have at this time, any plans to sell assets in order to recoup capital costs. We do plan on continuing to license patents that we have for rehabilitating water pipe systems in several countries and the United States. The recent license agreement with Seiwa Pro, Ltd. for the Far East is an example. The success of our cleaning process on water mains and fire protection systems in 2003 has resulted in our representing the technology to potential licensees. The Seiwa Pro license paid $250,000 of prepaid royalty and the balance of the remaining $250,000 of prepaid royalties was paid in August 2004. The potential issuance of other license agreements would depend upon our patent position in the country of location of the intended licensor, the profile and competence of the licensor, and the economic terms of the license.

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

RESULTS  OF  OPERATIONS

Three  Months Ended June 30, 2004 Compared with Three Months Ended June 30, 2003

     Sales for the three months ended June 30, 2004 were $1,500,579 compared with $1,199,147 during the same period in 2003. Cleaning services accounted for $1,387,436 during the three months ended June 30, 2004, of which $46,994 was billed under the Portsmouth CHT contract with the United States Navy. For the three months ended June 30, 2003, cleaning services accounted for $1,135,325 of which $202,775 was billed under the Portsmouth CHT contract. Industrial chemical sales were $113,143 during the three months ended June 30, 2004 compared with $63,822 during the same period in 2003.

     Consolidated sales during the second quarter of 2004 were 25% higher than the same period in 2003. While fewer U.S. Navy ships being in port and available for maintenance resulted in a significant increase in the competitiveness for cleaning services in 2003, the return of the fleet available for servicing in the fourth quarter of 2003 and the first quarter of 2004 provided increased service opportunities. Consolidated gross margins were 31% during the three months ended June 30, 2004 compared with 28% during the same period in 2003. Gross margins for our cleaning services increased to 32% in 2004 compared with 23% in 2003. Gross margins for our industrial chemical services were 29% in 2004 compared with 25% in 2003.

     Sales of cleaning services increased 22% during the three months ended June 30, 2004 compared to the same period in 2003. Sales of chemical products increased 77% during the three months ended June 30, 2004 compared to the same period in 2003. We are continuing efforts to diversify our revenue base by offering different services to our customers in multiple service markets in order to reduce our dependence on one marine service provided to one customer location.

     We are currently focusing specific sales and marketing efforts in the areas of marine and land based tank cleaning. Due to liquidity and cash flow constraints and the continuing absence of profitability in the area of municipal markets, we reduced the related sales and marketing expenses in specialty and potable water cleaning in favor of licensing these services to third parties. While we have scaled back our non-marine pipe cleaning operations, we will continue to support existing licensees and customer demands for these services. In the future, we plan to continue our efforts to diversify our revenue sources and thereby our reliance on one large customer.

     Gross profit increased to $471,612 during the three months ended June 30, 2004 from $340,631 during the same period in 2003.

     Performing cleaning services on different classes of ships in various ports of service can cause our gross margins to vary widely from one quarter to the next because we generate higher gross margins on certain classes of ships and certain ports of service than we do on others. Margins are impacted due to the fact that we receive service awards under various government contracts either directly with the Navy or through subcontracts with shipyards, all of which are subject to differing contract pricing limitations and factors of competition in the award markets. Additionally, when we perform work under government contracts outside of the Commonwealth of Virginia, we incur certain reimbursable travel costs that are included in both revenue and cost of goods sold. These reimbursable travel costs cause gross margins to be lower than the margins that would have otherwise been recognized had the work been performed in Virginia. In a planned effort to reduce travel costs and increase both our responsiveness to customer demands and to develop new customer markets, we expanded our presence to San Diego by establishing an office to serve the west coast and pacific marine markets.

     Total selling, general and administrative expenses during the three months ended June 30, 2004 increased to $741,145 from $592,015 during the same period in 2003. Selling expenses increased to $107,700 during the three months ended June 30, 2004 from $85,556 during the same period in 2003, and general and administrative expenses increased to $633,445 for the three months ended June 30, 2004 from $506,459 during the same period in 2003. The increase in selling expenses was the result of the layoff package of one sales person, the addition of a sales person for the west coast and the commissions earned as part of that employment package. General and administrative expenses were higher as a result of significantly increased outside legal, audit and accounting fees associated with the preparation and filing of public company reports in the absence of a full time Chief Financial Officer and the transfer of our Auditor offices from Phoenix, AZ to Bethesda, MD, certain business litigation costs, and start-up costs and hiring of office personnel for the new office in the west coast.

     Other income and expense in the second quarter of 2004 reflected expense of $57,797 versus expense of $25,582 in the second quarter of 2003.

     For the three months ended June 30, 2004, we incurred a net loss of ($327,330), compared to net loss of ($276,966) during the same period in 2003.

Six  Months  Ended  June  30,  2004 Compared with Six Months Ended June 30, 2003

     Sales for the six months ended June 30, 2004 were $3,035,479 compared with $2,442,407 during the same period in 2003. Cleaning services accounted for $2,836,763 during the six months ended June 30, 2004, of which $123,317 was billed under the Portsmouth CHT contract with the United States Navy. For the six months ended June 30, 2003, cleaning services accounted for $2,295,759 of which $572,736 was billed under the Portsmouth CHT contract. Industrial chemical sales were $198,716 during the six months ended June 30, 2004 compared with $146,648 during the same period in 2003.

     Consolidated sales during the second quarter of 2004 were 24% higher than the same period in 2003. While fewer U.S. Navy ships being in port and available for maintenance resulted in a significant increase in the competitiveness for cleaning services in 2003, the return of the fleet available for servicing in the fourth quarter of 2003 and the first and second quarters of 2004 provided increase service opportunities. Consolidated gross margins were 34% during the six months ended June 30, 2004 and June 30, 2003. Gross margins for our cleaning services were 31% in both 2004 and 2003. Gross margins for our industrial chemical services were 64% in 2004 compared with 89% in 2003.

     Sales of cleaning services increased 24% during the six months ended June 30, 2004 compared to the same period in 2003. Sales of chemical products increased 36% during the six months ended June 30, 2004 compared to the same period in 2003. We are continuing efforts to diversify our revenue base by offering expanded services to our customers in multiple service markets in order to reduce our dependence on one marine service provided to one customer location.

     We are currently focusing specific sales and marketing efforts in the areas of marine and land based tank cleaning. Due to liquidity and cash flow constraints and the continuing absence of profitability in the municipal markets, we have reduced the related sales and marketing expenses in favor of licensing these services to third parties. While we will scale back our non-marine cleaning operations, we will continue to support existing licensees and customer demands for these services. In the future, we plan to continue our efforts to diversify our revenue sources and thereby our reliance on one large customer.

     Gross profit increased to $1,018,110 during the six months ended June 30, 2004 from $840,094 during the same period in 2003.

     Performing cleaning services on different classes of ships in various ports of service can cause our gross margins to vary widely from one quarter to the next because we generate higher gross margins on certain classes of ships and certain ports of service than we do on others. Margins are impacted due to the fact that we receive service awards under various government contracts either directly with the Navy or through subcontracts with shipyards, all of which are subject to differing contract pricing limitations and factors of competition in the award markets. Additionally, when we perform work under government contracts outside of the Commonwealth of Virginia, we incur certain reimbursable travel costs that are included in both revenue and cost of goods sold. These reimbursable travel costs cause gross margins to be lower than the margins that would have otherwise been recognized had the work been performed in Virginia. In a planned effort to reduce travel costs and increase both our responsiveness to customer demands and to develop new customer markets, we expanded our presence to San Diego by establishing an office to serve the west coast and pacific marine markets.

     Total selling, general and administrative expenses during the six months ended June 30, 2004 increased to $1,304,144 from $1,258,823 during the same period in 2003. Selling expenses increased to $185,827 during the six months ended June 30, 2004 from $183,430 during the same period in 2003, and general and administrative expenses increased to $1,118,317 for the six months ended June 30, 2004 from $1,075,393 during the same period in 2003. The overall increase in selling expenses was minimal. General and administrative expenses were higher as a result of significantly increased outside legal, audit and accounting fees associated with the preparation and filing of public company reports in the absence of a full time Chief Financial Officer and the transfer of our Auditor offices from Phoenix, AZ to Bethesda, MD, certain business litigation costs, and start-up costs and hiring of office personnel for the new office in the west coast.

     Other income and expense in the second quarter of 2004 reflected expense of $96,936 versus expense of $44,680 in the second quarter of 2003.

     For the six months ended June 30, 2004, we incurred a net loss of ($382,970), compared to net loss of ($463,410) during the same period in 2003.

LIQUIDITY  AND  CAPITAL  RESOURCES

     We have historically relied primarily on our internally generated operating cash flow and our factoring arrangement to fund our operations and our business. Due to revenue constraints associated with the Navy deployment in the Middle East, during the fiscal year ended 2003 we primarily relied on a $400,000 director loan, two demand notes for $30,000 and $50,000 and two short-term notes of $50,000 each from affiliated parties in addition to our factoring arrangement to fund our operations and business. While we currently contract with a few major customers responsible for a large percentage of our revenue and anticipate the high concentration levels to continue, we expect to return to internally generated operating cash flow and our factoring arrangement to fund our operations. Thus, any material delay, cancellation or reduction of orders from these customers, such as that experienced during the Navy deployment to the Middle East, would have a material adverse effect on our liquidity and operations. Our liquidity position improved during the first quarter primarily as a result of receipt of prepaid royalty in the amount of $225,000 after we incurred additional costs in securing, training and transporting the workforce necessary for the anticipated increased business activity as a result of the return of Navy ships from overseas deployment and our establishment of a west coast office in San Diego. The increase in volume of Navy ship pipe and tank cleaning work experienced during the first quarter over the prior period is expected to continue.

     Cash was $55,729 at June 30, 2004 and $49,534 at December 31, 2003. The increase in cash was primarily the result of a reduction in net operating losses, an acceleration in collections for the quarter resulting from fourth quarter 2003 services rendered on Navy vessels returning from the Middle East, and the receipt of the first installment of prepaid royalty on our license in with Seiwa Pro, Ltd. in Japan. On January 29, 2004 we executed a license agreement that granted certain foreign patents in exchange for cash payment of $250,000 net of withholding taxes of $25,000 recorded as deferred royalty revenue from Seiwa Pro, Ltd.

     In January 2004, we financed $64,673 of corporate insurance premiums payable in ten monthly installments of $6,586 at an annual percentage rate of 4.0%, $72,150 of workmen's compensation for Virginia insurance premiums payable in nine monthly installments of $8,017 at an annual percentage rate of 4.0%, and $30,095 of workmen's compensation for California insurance premiums payable in nine monthly installments of $3,344 at an annual percentage rate of 4.0%.

     In June 2004, we financed $38,430 of directors and officers insurance premiums payable in ten monthly installments of $3,967 at an annual percentage rate of 7.0%.

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

     We rely primarily on our internally generated operating cash flow and our factoring arrangement to fund our operations. In 2003, we borrowed a total of $580,000 from shareholders primarily utilized to expand our west coast operations by establishing an office with attendant administrative and operations personnel in San Diego.

     We obtained external financing in 2003 used to expand our CHT and tank cleaning business on the west coast and support other working capital needs in current operations. On February 23, 2003, we entered into a one-year renewable Interest Only Non-Recourse Promissory Note and Security Agreement for $400,000 with one of our Directors. The note is secured by a second position security interest behind the secured interest of our accounts receivable factor and was renewable at the end of the original term by the mutual agreement of both parties. The note was renewed by extension until February 23, 2005 and the parties agreed to extend the term of $200,000 of principal due on February 23, 2007. On August 13, 2004 the parties agreed to extend the $200,000 of principal due on February 23, 2005 as previously extended to a new extended due date of December 31, 2005. On September 12, 2003, we entered into a Promissory Demand Note for $30,000 with our Chief Executive Officer and Board Chairman. On August 13, 2004 the demand note was renegotiated to a Promissory Term Note due December 31, 2005. On December 2, 2003, we entered into a Promissory Demand Note for $50,000 with our Chief Executive Officer and Board Chairman. On August 13, 2004 the demand note was renegotiated to a Promissory Term Note due December 31, 2005. On December 8, 2003, we entered into a six-month renewable Promissory Term Note for $50,000 with one of our directors that was renewed at the end of the original term by the mutual agreement of both parties to an extended due date of December 31, 2005. On December 17, 2003, we entered into a six-month renewable promissory term note for $50,000 with the spouse of one of our directors that was renewed by extension until December 31, 2005.

     Although we expect that our annual rate of cash utilization will continue to decrease during fiscal 2004 compared with fiscal 2003, we may be required to reduce our operations or to obtain additional debt or equity financing if our cash forecast proves inaccurate for any reason, including the following:

-     our  revenue  fails  to  meet  our  forecast  and  declines;

-     our  gross  profit  fails  to  meet  our  forecast and continues to erode;

-     our  operating  expenses  exceed  our  forecast;

-     our inability to acquire, compensate and retain a chief financial officer;

-     our  inability  to  maintain  our  status as a publicly traded company; or

-     unanticipated  events  adversely  effect  our  operations  or  cash flows.

     In  view  of  these  and  other scenarios potentially constraining our cash position, we may need to implement an additional debt or equity financing strategy to allow the Company to remain financially viable. We may request a shareholder vote to increase the amount of authorized common shares to better enable us to execute a potential strategic transaction. Due to the high cost to a small business of the compliance burden for maintaining our status as a publicly traded company under recently enacted federal securities laws, administrative regulations and related stock exchange rules, in order to raise the necessary operating capital to continue operations we may consider an issuance of new shares, a merger or reverse merger acquisition transaction or other possible corporate reorganization utilizing debt and/or equity, the sale of significant operating assets, or the divestiture of a business segment or segments. Prudent judgment may also require consideration of a "going private" transaction. Alternatively, we may be financially forced into non-compliance with public company filing and reporting requirements resulting in a de-listing of the Company's stock. Any such sale of equity, merger, reverse merger, or other corporate reorganization transaction, if necessary, would substantially dilute the interest of our existing stockholders. We cannot provide any assurance that we will be able to sell additional securities or execute a corporate reorganization at terms acceptable to us. We may, in the future, make acquisitions by utilizing debt financing. Any such acquisition or other debt financing could have a material adverse impact on our liquidity and results of operations.

ITEM  3.  CONTROLS  AND  PROCEDURES

     As a result of a decrease in our operating cost structure, during the third quarter of fiscal 2003 we terminated our relationship with our Chief Financial Officer and reduced our Controller from full-time to part-time employment. The responsibilities of the Chief Financial Officer were assumed by our Chief Executive Officer, who has been acting as our Chief Financial Officer since that time. As a result, our lack of employing a Chief Financial Officer separate from our Chief Executive Officer and our reduction of our Controller's time could, in the future, materially affect our internal control over financial reporting.

     As of the end of the period covered by this report, under the supervision of our Chief Executive Officer as acting Chief Financial Officer and our Controller, we reviewed the Company's disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer as acting Chief Financial Officer and Controller concluded that our disclosure controls and procedures were effective, and except as discussed below, were adequate and timely in alerting them to material information relating to the Company required to be included in our periodic filings with the Securities and Exchange Commission. In reviewing the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We reviewed our disclosure controls and procedures to reach a level of reasonable assurance of achieving desired control objectives and, based on the referenced review, our Chief Executive Officer as acting Chief Financial Officer and Controller believe that our disclosure controls and procedures were effective at reaching that level of reasonable assurance, except as discussed below.

     In conjunction with our annual audit for the 2003 year, we identified four potential deficiencies within our internal control framework. The first two relate to segregation of duties deficiencies. As previously discussed, we have limited financial resources and have limited personnel resources within certain areas. As a result, we are aware there are instances where certain duties performed by the Controller that should be split between the Controller and the acting Chief Financial Officer to strengthen the overall internal control framework. We implemented routine testing by the acting Chief Financial Officer of financial transactions originally performed by the Controller to verify accuracy and timeliness of recording. Additionally, we are aware there are instances where certain duties performed by the payroll clerk that should be split between the clerk for ordinary payroll preparation and another individual for manual payroll check preparation. We implemented a split of these functions between different payroll personnel.

     The third potential deficiency related to inadequate preparation of supporting documentation to assure the proper timing of accounting for certain transactions involving payroll transfers between multi-state bank accounts. As a result, management reorganized specific areas to assure proper and timely documentation of these transfers to address these deficiencies in order to confirm accountability and will continue to adequately monitor internal controls.

     The fourth potential deficiency related to inadequate documentation of approval of certain expenses. In response management implemented use of approval for payment forms for routine application to expense payment documentation.

PART  II:  OTHER  INFORMATION

ITEM  2.  CHANGES  IN  SECURITIES

RECENT  SALES  OF  UNREGISTERED  SECURITIES

     During the second quarter of 2004 the Company issued 85,713 shares of common stock as compensation to its outside Board of Directors. These shares were issued under an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

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


                                     H.E.R.C.  PRODUCTS  INCORPORATED
                                     --------------------------------


Date:  August  19,  2004             By:     /s/  S.  Steven  Carl
                                        --------------------------
                                        S.  Steven  Carl
                                        Chief  Executive  Officer and
                                        Acting  Chief  Financial Officer
                                       (Principal  Executive
                                        and  Accounting  Officer)